Form 10-Q
period 1996-03-31
COOPER & CHYAN TECHNOLOGY INC
filed 1996-05-13
CIK 849585

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER: 0-26750

                         COOPER & CHYAN TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                     77-0409778
        (State or Other Jurisdiction                        (I.R.S. Employer

     of Incorporation or Organization)                     Identification No.)

        1601 SOUTH DE ANZA BOULEVARD

           CUPERTINO, CALIFORNIA                                  95014
  (Address of Principal Executive Offices)                     (Zip Code)

                                 (408) 366-6966
               Registrant's Telephone Number, Including Area Code

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No
                                        ----       -----

         As of May 7, 1996, Registrant had outstanding 12,407,916 shares of Common Stock.

See Exhibit Index on page 17

                         COOPER & CHYAN TECHNOLOGY, INC.
                               QUARTERLY REPORT ON

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

    FORM 10-Q      Name of Item                                                                                    Page
    ITEM NO.
PART I
  Item 1.          Financial Statements
                        Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995.....................  3
                        Consolidated Statements of Income for the Quarters Ended March 31, 1996 and 1995...........  4
                        Consolidated Statements of Cash Flows for the Quarters Ended March 31, 1996 and 1995.......  5
                        Notes to Consolidated Financial Statements.................................................  6

  Item 2.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...........................................................................  7

PART II
  Item 5.          Other Information..............................................................................  15

  Item 6.          Exhibits and Reports on Form 8-K...............................................................  15

                   Signatures.....................................................................................  15

                                                   ----------------------

         ShapeBased and IC Craftsman in combination with "Inspector," "Apprentice," "Journeyman" or "Master" and SPECCTRA, in combination with "AutoRoute," "EditRoute" and "AutoPlace," are trademarks of the Company. SPECCTRA and IC Craftsman are registered trademarks of the Company.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        COOPER AND CHYAN TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31             December 31
                                                                            1996                  1995
                                                                            ----                  ----

                                                                         (UNAUDITED)
ASSETS
     Current Assets
           Cash and cash equivalents                                     $  3,059,791         $  3,000,177
           Short term investments                                          23,522,407           23,402,236
           Accounts receivable, net                                         5,221,251            4,360,639
           Deferred income taxes                                              373,525              373,525
           Prepaid expenses and other current assets                        1,163,786              994,152

                                                                         ------------         ------------
     Total current assets                                                  33,340,760           32,130,729

     Property, equipment, net                                               2,667,433            2,552,413
     Other assets                                                             248,708              291,093

                                                                         ------------         ------------
                                                                         $ 36,256,901         $ 34,974,235
                                                                         ============         ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
           Trade accounts payable                                             610,901              787,686
           Accrued salary and employee benefits                             1,324,949              747,943
           Other accrued liabilities                                        1,407,550            1,725,235
           Income taxes payable                                               391,029              142,185
           Deferred revenue                                                 2,535,180            2,601,492

                                                                         ------------         ------------
      Total current liabilities                                             6,269,609            6,004,541

      Deferred income taxes                                                   238,851              238,851

      Stockholders' equity

          Common stock                                                        120,757              119,408
          Additional paid-in capital                                       25,767,055           25,728,890
          Notes receivable from stockholders                                   (8,950)             (39,010)
          Deferred compensation                                              (380,825)            (404,626)
          Retained earnings                                                 4,250,404            3,326,181

                                                                         ------------         ------------
                 Total stockholders' equity                                29,748,441           28,730,843

                                                                         ------------         ------------
                                                                         $ 36,256,901         $ 34,974,235
                                                                         ============         ============

                             See accompanying notes

                         COOPER & CHYAN TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                       QUARTER ENDED        Quarter ended
                                          MARCH 31             March 31
                                            1996                1995
                                            ----                ----
                                        (UNAUDITED)          (UNAUDITED)
Revenue
  License                               $  5,152,251         $  2,754,000
  Service                                  1,288,000              468,000
                                        ------------         ------------
Total revenue                              6,440,251            3,222,000
                                        ------------         ------------

Costs and expenses
      Cost of license revenue                274,438              141,000
      Cost of service revenue                127,664               51,000
      Research and development             1,395,191              969,000
      Sales and marketing                  2,750,327            1,563,000
      General and administrative             696,822              447,000
                                        ------------         ------------
Total costs and expenses                   5,244,442            3,171,000
                                        ------------         ------------

Income from operations                     1,195,809               51,000

Interest income                              261,283               14,125

Interest expense                              (1,040)             (13,125)

Other income (expense) net                    (5,637)                --

                                        ------------         ------------
Income before provision for                1,450,415               52,000
income taxes

Provision for income taxes                   493,598               20,000

                                        ------------         ------------
Net income                              $    956,817         $     32,000
                                        ============         ============

Net income per share                    $       0.07         $       0.00
                                        ============         ============

Shares used in computing per              13,759,465           11,383,000
share amounts                           ============         ============


                             See accompanying notes.

                         COOPER & CHYAN TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           QUARTER ENDED MARCH 31
                                                                           ----------------------
                                                                            1996             1995
                                                                            ----             ----
     CASH FLOWS FROM OPERATING ACTIVITIES                               (UNAUDITED)      (UNAUDITED)
     Net Income                                                         $   956,817         $    32,000
     Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
           Depreciation and amortization                                    217,733             124,604
           Deferred income taxes                                               --                  --
           Amortization of deferred stock compensation                       23,801                --
     Changes in assets and liabilities:
           Accounts receivable                                             (860,612)            299,811
           Income taxes receivable                                             --              (165,000)
           Prepaid expenses and other current assets                       (169,634)            (24,204)
           Other assets                                                      42,385              17,987
           Trade accounts payable                                          (176,785)            267,833
           Accrued salary and employee benefits                             577,006             (79,215)
           Other accrued liabilities                                       (317,685)            202,098
           Income taxes payable                                             248,844                --
           Deferred revenue                                                 (66,312)             16,174
                                                                        -----------         -----------
        Total adjustments                                                  (481,259)            660,088
                                                                        -----------         -----------
   Net cash provided by operating activities                                475,558             692,088
                                                                        -----------         -----------

   CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                  (332,753)           (212,445)
   Purchase of available-for-sale securities                             (9,144,017)            (68,334)
   Proceeds from sale of available-for-sale securities                    9,008,933              411288
                                                                        -----------         -----------
   Net cash provided by (used in) investing activities                     (467,837)            130,509
                                                                        -----------         -----------
   CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (payments) on notes payable to
       stockholders                                                          30,060             (30,060)
   Repayment of bank credit facility                                           --              (380,015)
   Proceeds from issuance of common stock                                    39,514              38,845
                                                                        -----------         -----------
   Net cash provided by (used in) financing activities                       69,574            (371,230)
                                                                        -----------         -----------

   Net increase in cash and cash equivalents                                 77,295             451,367
   Effect of exchange rates on foreign currency
       cash balances                                                        (17,681)             24,732
   Cash and cash equivalents at beginning of period                       3,000,177           1,214,542
                                                                        -----------         -----------
   Cash and cash equivalents at end of period                           $ 3,059,791         $ 1,690,641
                                                                        ===========         ===========

      Supplemental disclosure of cash flow information
          Cash paid during the period for income taxes                  $   202,500         $   165,000
                                                                        ===========         ===========


                             See accompanying notes.

                         COOPER & CHYAN TECHNOLOGY, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

         The unaudited, condensed, consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year 1995 as filed with the Commission on April 29, 1996. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1996 or any other future periods.

NET INCOME PER SHARE

         Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares include common stock issuable upon exercise of stock options using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth and the other risks detailed herein. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

         The Company develops, markets and supports software tools that help designers route the physical wiring interconnections within high performance printed circuit boards ("PCBs") and integrated circuits ("ICs"). The Company was founded in 1989 and licensed its first product, SPECCTRA, for the PCB market in December 1989. The Company has subsequently developed and released several new versions of the product. As of March 31, 1996, SPECCTRA products were available on a broad number of operating system platforms with several available option packages. Until 1995, the Company derived substantially all of its revenue from its SPECCTRA line of products. The IC Craftsman product line, introduced in early 1995, has accounted for approximately 21% of the Company's total revenue in 1995 and 31% of the Company's total revenue in the first quarter of 1996.

         Revenue consists primarily of fees for licenses of the Company's software products and for maintenance and customer support. The Company recognizes revenue from software licenses after shipment of the products and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding and collection of monies owed is probable. After delivering the software, the Company determines the significance of remaining contractual obligations, if any, based on an estimate of the costs and difficulty to fulfill the obligations in comparison to the overall contract. When the Company receives payment prior to shipment and fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and are recognized as revenue upon shipment and fulfillment of significant vendor obligations.

         The Company also derives service revenue primarily from maintenance agreements that provide customers access to product enhancements and customer support. Most of the Company's customers have purchased annual maintenance contracts on initial licenses and have renewed such contracts upon their expiration. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically one year. Revenue from customer training, support and other services is recognized as the service is performed.

         Recently, the Company has significantly increased its research and development and sales and marketing personnel. The increase in research and development personnel was primarily to support the development of the IC Craftsman product line. The increase in sales and marketing personnel was begun in anticipation of the introduction of the IC Craftsman product line and was continued in order to expand worldwide distribution, principally in Europe and Japan. While the Company anticipates an increase in revenues as the IC Craftsman product line gains commercial acceptance and international sales increase, there can be no assurance that the Company will achieve revenue levels that justify the increased expenses.

         The Company's revenues and results of operations are affected by seasonal trends that may include higher revenues in the Company's second and fourth fiscal quarters and lower revenues in its first and third fiscal quarters as a result of many customers' purchasing and budgetary practices, and lower revenues in the summer months (particularly in Europe) when many businesses make fewer purchases. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations due to delays associated with customers' acceptance and evaluation procedures or for any other reason, operating results are likely to be materially adversely affected. Net income, if any, may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

         Although the Company has recently experienced significant revenue growth, such growth should not be considered to be indicative of future revenue growth, if any, or of future operating results. The Company's recent revenue growth is a result of increased unit volume and new product introductions. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that the Company will remain profitable in any future period. In addition, the rapid growth and expansion the Company has experienced has placed, and continues to place, a significant strain upon its management, operational and financial resources. The Company has grown from 75 permanent full time employees at December 31, 1994 to 114 permanent full time employees at March 31, 1996, and currently plans to continue to expand its staff.

         To accommodate this recent growth, the Company is currently enhancing a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of its general ledger accounting and other internal management systems, its customer database and its transaction processing systems. There can be no assurance that the Company will be able to continue to enhance these systems, procedures and controls successfully. The failure of the Company to respond to and manage its growth and changing business conditions, or to adapt its operational, management and financial control systems to accommodate its growth, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The increase in the number of the Company's employees and the Company's market diversification and product development activities have resulted in increased responsibilities for the Company's management. The Company's senior management team has worked together for only a short period of time. The Company's ability to operate successfully will require such personnel to work together effectively. Failure to do so could have a material adverse effect upon the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data of the Company expressed as a percentage of total revenue.

                                                  QUARTER ENDED       QUARTER ENDED
                                                     MARCH 31            MARCH 31
                                                       1996               1995
                                                       ----               ----
     Revenue
       License                                          80 %                 85 %
       Service                                          20                   15
                                                       ---                  ---
     Total revenue                                     100                  100
                                                       ---                  ---
     Costs and expenses
           Cost of license revenue                       4                    4
           Cost of service revenue                       2                    2
           Research and development                     22                   30
           Sales and marketing                          43                   48
           General and administrative                   10                   14
                                                       ---                  ---
     Total costs and expenses                           81                   98
                                                       ---                  ---
     Income from operations                             19                    2
                                                       ---                  ---
     Interest/other income (net)                         4                    0
                                                       ---                  ---
     Income before provision for                        23                    2
     income taxes                                      ---                  ---

     Provision for income taxes                          8                    1
                                                       ---                  ---
     Net income                                        15 %                 1 %
                                                       ===                  ===

         Revenue

         Total revenue increased by 100% from $3.2 million in the first quarter of 1995 to $6.4 million in the first quarter of 1996. The percentage of the Company's total revenue attributable to license fees decreased from 85% in the first quarter of 1995 to 80% in the first quarter of 1996.

         License revenue increased by 87% from $2.8 million in the first quarter of 1995 to $5.2 million in the first quarter of 1996. The increase in license revenue from the first quarter of 1995 to the first quarter of 1996 was primarily attributable to increased licensing of the Company's IC Craftsman products and, to a lesser extent, to increased licensing of the Company's SPECCTRA products.

         Service revenue increased by 175% from $0.5 million in the first quarter of 1995 to $1.3 million in the first quarter of 1996. The increase in service revenue in the period was primarily attributable to maintenance contracts in connection with the continued growth of the installed base of customers licensing the Company's products. The percentage of the Company's total revenue attributable to service revenue rose from 15% in the first quarter of 1995 to 20% in the first quarter of 1996. The company expects that service revenue in absolute dollars will continue to increase. However, service revenue as a percentage of total revenue may or may not increase depending upon a number of factors, including new maintenance sales rates, maintenance renewal rates and the level of consulting revenue.

         International license and service revenue accounted for $1.4 million in the first quarter of 1995, rising to $2.2 million in the first quarter of 1996. Because a majority of the Company's European revenue is denominated in U.S. dollars, the Company has not engaged in European currency hedging activities there. However, in Japan, where the Company's revenue is denominated in local currency, the Company has entered into foreign exchange hedging activities. The Company expects that international license and service revenue will continue to account for a significant portion of its revenue in the short term, and as a result, foreign currency exposure may increase.

         The Company's international revenue involves a number of risks, including the impact of possible recessionary environments in economies outside the United States, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers, foreign currency exchange rate fluctuations, difficulties in staffing and managing foreign operations, the burdens of complying with a variety of foreign laws, potentially adverse tax consequences and political and economic instability. There can be no assurance that the foregoing factors will not have a material adverse effect on the Company's future international license and service revenue and, consequently, on the Company's business, financial condition and results of operations.

         In the first quarter of 1995, sales to Mentor Graphics Corporation ('Mentor Graphics') accounted for 19% of the Company's total revenue. By the first quarter of 1996, this fell to below 10% of the Company's total revenue. No other customer accounted for more than 10% of revenue during either of these two periods.

         In the first quarter of 1996, revenue from distributors and OEMs accounted for 27% of the Company's total revenue. The Company is dependent upon the continued viability and financial stability of these distributors and OEMs. Since the Company's products are used by highly skilled professional engineers, an effective distributor or OEM representative must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. In addition, the Company's distributors and OEMs generally offer products of several different companies, including, in some cases, products that are competitive with the Company's products. Although the Company is not aware of any financial difficulties being experienced by any of its OEMs or distributors, there can be no assurance that Mentor Graphics or any of the Company's distributors or other OEMs will be able to continue to market, service and support the Company's products effectively, that economic conditions or industry demand will not adversely affect these distributors and OEMs, that Mentor Graphics or any distributor or other OEM that licenses the Company's products will choose to continue to license such products or that any of these distributors and OEMs will not devote greater resources to marketing and supporting products of other companies. The current OEM agreement with Mentor Graphics will expire in March 1998. There can be no assurance that the Company will reach a subsequent agreement with Mentor Graphics. Should the Company fail to reach a subsequent agreement with Mentor Graphics, there can be no assurance that the Company would be successful in either securing alternative channels of distribution for its products or expanding its own direct sales to replace Mentor Graphics. The loss of, or a significant reduction in revenue from, Mentor Graphics or any of the Company's distributors or other OEMs would have a material adverse effect on the Company's business, financial condition and results of operations, at least to the extent such loss is not offset by a corresponding increase in the Company's direct sales.

         Cost of Revenue

         Cost of license revenue includes personnel and related operating costs associated with order processing, documentation and other production costs related to the licensing of the Company's products. Cost of license revenue increased by 94% from $141,000 in the first quarter of 1995 to $274,000 in the first quarter of 1996. The increases in cost of license revenue was primarily attributable to an increase in licenses of the Company's products. Cost of license revenue was 4% of total revenue for both the first quarter of 1995 and the first quarter of 1996.

         Cost of service revenue includes personnel and related costs allocated to maintenance and other customer support activities. Cost of service revenue increased by 150% from $51,000 in the first quarter of 1995 to $128,000 in the first quarter of 1996. The increase in cost of service revenue was primarily attributable to an increase in technical support personnel. Cost of service was 2% of total revenue for both the first quarter of 1995 and the first quarter of 1996.

         Research and Development

         Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased by 44% from $1.0 million in the first quarter of 1995 to $1.4 million in the first quarter of 1996. These expenses were 30% and 22% of total revenue in the first quarter of 1995 and the first quarter of 1996, respectively. The increase in expenses resulted principally from growth in the number of research and development personnel. To date, all software development costs have been expensed as incurred. The Company anticipates that it will continue to commit substantial resources to research and development in the future. At least for the short term, the Company expects research and development expenses to increase in absolute dollars but to stay flat or decrease slightly as a percentage of total revenue, to the extent revenue increases. However, there can be no assurance that there will be a corresponding increase in revenue to justify the increase in expenditure.

         Sales and Marketing

         Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and certain third parties, promotional costs and related operating expenses. Sales and marketing expenses increased by 76% from $1.6 million in the first quarter of 1995 to $2.8 million in the first quarter of 1996. These expenses were 49% and 43% of total revenue in the first quarter of 1995 and the first quarter of 1996, respectively. The increases in sales and marketing expenses in each period consist principally of the cost of additional sales and marketing personnel related to the expansion of the Company's direct sales capability in the PCB market, to support the Company's entry into the IC market and to expand worldwide distribution, principally in Europe and Japan, and increases in variable sales compensation due to increased revenue. The number of sales and marketing personnel increased from 37 at the end of the first quarter of 1995 to 48 at the end of the first quarter of 1996. At least for the short term, the Company expects sales and marketing expenses to increase in absolute dollars but to stay flat or decrease slightly as a percentage of total revenue, to the extent revenue increases. However, there can be no assurance that there will be a corresponding increase in revenue to justify the increase in expenditure.

         The increase in sales and marketing personnel was begun in anticipation of the introduction of the IC Craftsman product line and has been continued in order to expand worldwide distribution, principally in Europe and Japan. While the Company anticipates an increase in revenues as the IC Craftsman product line gains commercial acceptance and international sales increase, there can be no assurance that the Company will continue to achieve revenue levels that justify the increased expenses. The Company has relatively little experience in direct sales in the IC market. There can be no assurance that expansion of the Company's direct sales efforts will succeed or that such expansion will result in increased sales. Although the success of this direct channel has reduced the Company's dependence on the OEM channel, there can be no assurance that the expansion of this channel will not have an adverse effect on existing distributor and OEM relationships.

         The Company has expanded its sales and support organizations in Europe and Asia, which has resulted in an increase in sales and marketing expenses. The Company intends to further expand these organizations, resulting in additional increases in sales and marketing expenses. However, the Company expects the growth rate of such expenses to be lower than in the past. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets would have a material adverse effect on the Company's business, financial condition and results of operations.

         General and Administrative

         General and administrative expenses increased 56% from $447,000 in the first quarter of 1995 to $697,000 in the first quarter of 1996. These expenses were 14% and 11% of total revenue in the first quarter of 1995 and the first quarter of 1996, respectively. The increases in general and administrative expenses was primarily attributable to the addition of new general and administrative personnel. The number of general and administrative personnel increased from 9 at the end of the first quarter of 1995 to 12 at the end of the first quarter of 1996. A portion of the increase is also attributable to the additional cost of professional and other fees associated with being a public company, principally audit and legal fees and insurance premiums. At least for the short term, the Company expects general and administrative expenses to increase in absolute dollars but to stay flat or decrease slightly as a percentage of total revenue, to the extent revenue increases. However, there can be no assurance that there will be a corresponding increase in revenue to justify the increase in expenditure.

         Income Taxes

         The provision for income taxes as a percentage of pre-tax income was 33% for 1995 and 34% for the first quarter of 1996. These percentages are less than the federal and state combined statutory rate of approximately 40% due primarily to the utilization of research and development credits in both periods.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date with cash from operations and through private and public sales of equity securities. Private sales of equity securities have yielded approximately $2.5 million. In addition, in October 1995, the company completed its initial public offering, raising approximately $22.4 million.

         Net cash provided by operating activities in the first quarter of 1996 was $476,000 versus $692,000 in the first quarter of 1995. The cash generated resulted principally from net income, with increases in accrued salary and employee benefits being more than offset by an increase in receivables, and decreases in accounts payable, accrued liabilities and deferred revenue. The level of receivables rose in the first quarter of 1996 partly because a significant portion of the revenue was billed towards the end of the quarter, therefore not allowing sufficient time for collection before the quarter ended. An additional reason for the increase in receivables in the period was an increasing portion of the Company's revenue that was billed from its international sites, where typically the Company experiences longer payment cycles than revenue billed domestically.

         Cash used in investing activities resulted primarily from additions to property and equipment and purchases of available for sale securities. Purchases of property and equipment, consisting primarily of computer equipment, were $333,000 in the first quarter of 1996 versus $212,000 in the corresponding period.

         As of March 31, 1996, the Company had working capital of $27.1 million, including cash, cash equivalents and short term investments of $26.6 million. As of March 31, 1996, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company believes that existing cash balances and funds generated from operations will provide the Company with sufficient funds to finance its operations through at least the end of 1996. Thereafter, the Company may require additional funds to support its working capital requirements and for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         The Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. There can be no assurance that the Company's competitors will not engage in pricing practices that are detrimental to the Company. In addition, the Company believes that the amount of design work done by the users of the Company's products on Windows-based personal computers is increasing relative to UNIX-based workstations. If this trend continues, the average selling price of the Company's products may decrease. There can be no assurance that such a decrease in average selling price would be offset by an increase in the volume of sales.

         Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than the Company. There can be no assurance that the Company's competition will not be able to develop products comparable or superior to those developed by the Company, adapt more quickly to new technologies, evolving industry trends or customer requirements than the Company, or devote greater resources to the development, promotion and sale of their products than the Company. In addition, current competitors of the Company have established and may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's existing and prospective customers. Such alliances among competitors could present increased competition to the Company. Moreover, the EDA industry has become increasingly concentrated in recent years as the result of numerous mergers and acquisitions. The Company expects that competition may increase as a result of this increased concentration. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

         In addition, the introduction or announcement by the Company or one or more of its competitors of products embodying new technologies or features could render the Company's existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchases of existing Company products. Such deferral of purchases could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's success is heavily dependent upon its proprietary software technology. The Company does not currently have any patents and relies principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its technology, including its ShapeBased technology. The Company generally enters into confidentiality and/or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. The Company's software is shipped with a software security lock which limits software access to authorized users. In addition, the Company does not license or release its source code, except in connection with source code escrow arrangements. However, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. There also can be no assurance that the additional steps taken by the Company will prevent misappropriation of its technology. Any failure by or inability of the Company to protect its proprietary technology could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, such protections do not preclude competitors from developing products with functionality or features similar to the Company's products, and there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. However, the Company believes that, due to the rapid pace of innovation within the EDA industry, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than are the various legal protections of its technology.

         Although the Company does not believe its products infringe the proprietary rights of any third parties and is not aware of any claims by any third party that the Company is infringing any such right, there can be no assurance that infringement claims will not be asserted against the Company or its customers in the future. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation, either as plaintiff or defendant, would cause the Company to incur substantial costs and divert management resources from productive tasks, whether or not such litigation is resolved in the Company's favor, which could have a material adverse effect on the Company's business, financial condition and results of operations. Parties making claims against the Company could secure substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to license its products in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. If it appears necessary or desirable, the Company may seek licenses to intellectual property that it is allegedly infringing. The Company is not currently seeking any such license. There can be no assurance, however, that licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered license would be acceptable to the Company. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could adversely affect the Company's business, financial condition and results of operations. There are currently no pending claims that the Company's products, trademarks or other proprietary rights infringe the proprietary rights of third parties.

         The Company's future depends in large part on the continued service of its key technical personnel, in particular its founders, and its ability to continue to attract and retain such personnel, many of whom are highly skilled. The competition for such personnel in the software industry in general, and the EDA industry in particular, is intense, and there can be no assurance that the Company will retain its key technical personnel or continue to attract such personnel in the future. There are only a limited number of qualified EDA engineers, and competition for such individuals is especially intense. The Company has at times experienced and continues to experience difficulty in recruiting qualified technical personnel. Although such difficulties have not had a material impact on the Company's business to date, there can be no assurance that such difficulties will not do so in the future. Generally, the Company's employees are not bound by employment or noncompetition agreements or covered by key man life insurance policies. In addition, competitors may attempt to recruit the Company's key employees. The loss of any key technical, management or marketing personnel or the failure to recruit such personnel successfully in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

         The EDA industry is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. Customers in the EDA industry require software products that allow them to minimize their time-to-market, differentiate their products, maximize their engineering productivity and reduce design time and costs. The Company's future success will depend upon its ability to continually enhance its current products and develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on the Company's business, financial condition and results of operations. Any failure by the Company to anticipate or to respond adequately to changing market conditions, or any significant delays in product development or introduction, could cause customers to delay or decide against purchases of the Company's products and would have a material adverse effect on the Company's business, financial condition and results of operations.

         Software products as complex as those offered by the Company may contain defects or failures when introduced or when new versions are released. The Company has in the past discovered software defects in certain of its products and may experience delays or lost revenue correcting such defects in the future. Although the Company has corrected known material defects and has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments. Any such occurrence could result in loss of market share or failure to achieve market acceptance and could have a material adverse effect upon the Company's business, financial condition and results of operations.

         The Company's future operating results are significantly dependent upon continued enhancement and market acceptance of its SPECCTRA product line and successful market acceptance of its IC Craftsman product line. There can be no assurance that the SPECCTRA product line will continue to be adequately enhanced to achieve continued market acceptance or that the Company will be successful in marketing the IC Craftsman product line or any other new or enhanced products. The Company believes that a number of factors will be necessary for its IC Craftsman products to achieve, and its SPECCTRA products to continue to achieve, broad market acceptance. These factors include performance, price, interoperability with existing systems and the customer's assessment of the Company's technical, managerial, service and support expertise and capability. Failure to succeed with respect to any of these factors could result in the Company's failure to achieve market acceptance of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. A decline in demand for any of the Company's products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, factors adversely affecting the EDA market generally could have a material adverse effect on the Company's business, financial condition and results of operations.

         The sales cycle for the Company's products is relatively lengthy. In particular, orders for licenses of the Company's IC Craftsman products in a given quarter are typically made by relatively fewer customers and in larger amounts as compared to orders for licenses of the Company's SPECCTRA products. Accordingly, because IC Craftsman revenues have increased as a percentage of the Company's total revenues, such licenses ordered by a single customer can account for a significant portion of a quarter's revenues. Because the Company's expenses are relatively fixed in the short term, the loss or delay of such orders by a single customer or multiple customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, the Company believes that its quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as variations in product development or operating expenditures, increased competition, the purchasing patterns of its customers, the timing of customer design and development projects, the timing of customer evaluation and acceptance, the timing of expenditures by the Company in anticipation of product releases or increased revenue, the timing of product enhancements and product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size, timing and structure of significant licenses, changes in pricing policies of the Company and its competitors, variations in the mix of products the Company licenses, delays in processing orders, the mix of direct and indirect sales, changes in Company strategy, personnel changes and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

                                     PART II

ITEM 5.  OTHER INFORMATION

         On May 6, 1996, the Company signed agreements with Synopsys, Inc. ("Synopsys") to enter into a strategic marketing and development relationship. The strategic relationship focuses on the development of new tools and methodologies for designing multi-million gate ICs that utilize silicon geometries of quarter-micron and below.

         As part of this strategic relationship, Synopsys purchased approximately 9.9 percent of the outstanding Common Stock of the Company at $14.50 per share. In connection with this equity investment, Synopsys has also been granted certain rights to maintain its percentage ownership interest in the Company. The cash investment by Synopsys consisted of 1,046,250 shares of stock purchased from corporate officers as well as 160,292 newly issued shares purchased from the Company. The $14.50 share price was based on the average closing price of the Company during an agreed upon 30-day period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed herewith or incorporated by reference:

EXHIBIT
NUMBER                           EXHIBIT TITLE

(a)      See attached Exhibit Index.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 1996        COOPER & CHYAN TECHNOLOGY, INC.

                                By:/s/    Robert D. Selvi
                                   -----------------------------------------
                                       Robert D. Selvi
                                       Chief Financial Officer
                                       (Duly Authorized Officer and Chief
                                        Accounting Officer)

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    EXHIBITS
                                       TO
                                    FORM 10-Q

                                      UNDER
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   -----------

                         COOPER & CHYAN TECHNOLOGY, INC.

                                        EXHIBIT INDEX

EXHIBIT                                                                  PAGE
NUMBER                 EXHIBIT TITLE                                     NUMBER
- - - ------                 -------------                                     ------

4.01 Stock Purchase Agreement dated as of May 6, 1996 among Synopsys, Inc., the Company, John F. Cooper, David Chyan, John R. Harding, William Portelli and Robert D. Selvi.

4.02 Investor Rights Agreement dated as of May 6, 1996 among Synopsys, Inc., the Company, John F. Cooper, David Chyan, John R. Harding, William Portelli and Robert D. Selvi.

11.01               Statement of Computation of Net Income Per Share.

27.01 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.