Form 10-Q
period 1995-06-30
COOPER & CHYAN TECHNOLOGY INC
filed 1996-08-14
CIK 849585

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

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

                                 (408) 366-6966
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     -----     -----

     As of August 6, 1996, Registrant had outstanding 12,488,683 shares of Common Stock.


See Exhibit Index on page 19

                        COOPER & CHYAN TECHNOLOGY, INC.
                              QUARTERLY REPORT ON
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996
                               TABLE OF CONTENTS


FORM 10-Q     NAME OF ITEM                                                  PAGE
 ITEM NO.     ------------------------------------------------------------------
 --------

PART I
 Item 1.      Financial Statements
                 Consolidated Balance Sheets as of June 30, 1996
                  and December 31, 1995......................................  3
                 Consolidated Statements of Income for the quarter
                  ended June 30, 1996 and 1995 and the six months
                  ended June 30, 1996 and 1995...............................  4
                 Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1996 and 1995........................  5
                 Notes to Consolidated Financial Statements..................  6

 Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................  7

PART II
 Item 1       Legal Proceedings.............................................. 14
 Item 4.      Submission of Matters to a Vote of Security-Holders............ 15
 Item 5.      Other Information.............................................. 15
 Item 6.      Exhibits and Reports on Form 8-K............................... 16

              Signatures..................................................... 17


                                    ______________________

     ShapeBased and IC Craftsman in combination with "Inspector," "Apprentice," "Journeyman" or "Master" and SPECCTRA, in combination with "AutoRoute," "EditRoute" and "AutoPlace," are trademarks of the Company. SPECCTRA and IC Craftsman are registered trademarks of the Company.

                                    PART I
ITEM 1.  FINANCIAL STATEMENTS

                        COOPER & CHYAN TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                         JUNE 30     DECEMBER 31
                                                          1996          1995
                                                      ------------   ----------
                                                      (UNAUDITED)
                                                      -----------
ASSETS
  Current Assets
       Cash and cash equivalents                      $ 6,692,886    $ 3,000,177
       Short term investments                          23,144,006     23,402,236
       Accounts receivable, net                         4,896,008      4,360,639
       Deferred income taxes                              373,525        373,525
       Prepaid expenses and other current assets        1,167,680        994,152
                                                      -----------    -----------
  Total current assets                                 36,274,105     32,130,729

  Property, equipment net                               2,844,155      2,552,413
  Other assets                                            304,718        291,093
                                                      -----------    -----------
                                                      $39,442,978    $34,974,235
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY
  Current liabilities:
    Trade accounts payable                                561,671        787,686
    Accrued salary and employee benefits                1,414,801        747,943
    Other accrued liabilities                           1,248,253      1,725,235
    Income taxes payable                                    1,471        142,185
    Deferred revenue                                    2,119,081      2,601,492
                                                       ----------    -----------
  Total current liabilities                             5,345,277      6,004,541

  Deferred income taxes                                   238,851        238,851

  Stockholders' equity

    Common stock                                          124,610        119,408
    Additional paid-in capital                         28,681,901     25,728,890
    Notes receivable from stockholders                          -       (39,010)
    Deferred compensation                               (357,023)      (404,626)
    Retained earnings                                   5,389,362      3,326,181
                                                      -----------    -----------
  Total stockholders' equity                           33,838,850     28,730,843
                                                      -----------    -----------
                                                      $39,422,978    $34,974,235
                                                      ===========    ===========

                            See accompanying notes.

                        COOPER & CHYAN TECHNOLOGY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                       QUARTER ENDED               SIX MONTHS ENDED
                                       -------------              -----------------
                                  JUNE 30        JUNE 30         JUNE 30        JUNE 30
                                   1996           1995           1996            1995
                               ------------   ------------   -------------   ------------
                               (UNAUDITED)    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
Revenue
  License                      $ 5,685,008    $ 3,100,009     $10,837,259    $ 5,854,009
  Service                        1,296,000        556,000       2,584,000      1,024,000
                               -----------    -----------     -----------    -----------
Total revenue                    6,981,008      3,656,009      13,421,259      6,878,009
                               -----------    -----------     -----------    -----------
Costs and expenses
  Cost of license revenue          225,727        130,880         500,165        271,880
  Cost of service revenue          113,095         69,849         240,759        120,849
  Research and development       1,526,510      1,088,970       2,921,701      2,057,970
  Sales and marketing            2,638,930      1,849,970       5,389,257      3,412,970
  General and administrative       921,393        515,056       1,618,215        962,056
                               -----------    -----------     -----------    -----------
Total costs and expenses         5,425,655      3,654,725      10,670,097      6,825,725
                               -----------    -----------     -----------    -----------
Income from operations           1,555,353          1,284       2,751,162         52,284

Other income, net                  259,519         20,225         514,125         21,225
                               -----------    -----------     -----------    -----------
Income before provision for      1,814,872         21,509       3,265,287         73,509
income taxes

Provision for income taxes         616,599          8,987       1,110,197         28,987
                               -----------    -----------     -----------    -----------
Net income                     $ 1,198,273    $    12,522     $ 2,155,090    $    44,522
                               ===========    ===========     ===========    ===========
Net income per share           $      0.09    $      0.00     $      0.16    $      0.00
                               ===========    ===========     ===========    ===========
Shares used in computing per    13,894,065     11,559,000      13,826,765     11,471,000
share amounts
                               ===========    ===========     ===========    ===========

                            See accompanying notes.

                        COOPER & CHYAN TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                           Six months ended June 30
                                                                                        ------------------------------
                                                                                            1996              1995
                                                                                        ------------       -----------
                                                                                        (Unaudited)        (Unaudited)
                                                                                        ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                          $     2,155,090    $       44,522
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
  Depreciation and amortization                                                             463,378           266,206
  Deferred income taxes                                                                          -           (70,259)
  Amortization of deferred stock compensation                                                47,603            19,721
  Other                                                                                                      (17,241)
Changes in assets and liabilities:
  Accounts receivable                                                                     (535,369)           185,659
  Income taxes receivable                                                                        -          (266,754)
  Prepaid expenses and other current assets                                               (173,528)          (60,109)
  Other assets                                                                             (13,625)            40,470
  Trade accounts payable                                                                  (226,015)           176,992
  Accrued salary and employee benefits                                                      666,858         (307,862)
  Other accrued liabilities                                                               (476,983)           239,902
  Income taxes payable                                                                    (140,714)                -
  Deferred revenue                                                                        (482,411)          (75,416)
                                                                                     --------------     -------------
Total adjustments                                                                         (870,805)           131,309
                                                                                     --------------     -------------
Net cash provided by operating activities                                                 1,284,285           175,831
                                                                                     --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                        (755,120)         (829,713)
Purchase of available-for-sale securities                                              (10,198,457)          (44,442)
Proceeds from sale of available-for-sale securities                                      10,437,014           405,776
                                                                                     --------------     -------------
Net cash provided by (used in) investing activities                                       (516,563)         (468,379)
                                                                                     --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) on notes payable to stockholders                                         39,010                -
Repayment of bank credit facility                                                                 -         (500,000)
Proceeds from issuance of convertible preferred stock                                             -         2,499,981
Proceeds from issuance of common stock                                                    2,958,213            47,247
                                                                                     --------------     -------------
Net cash provided by (used in) financing activities                                       2,997,223         2,047,228
                                                                                     --------------     -------------

Net increase in cash and cash equivalents                                                 3,764,944         1,754,680
Effect of exchange rates on foreign currency cash balances                                 (72,235)            27,527
Cash and cash equivalents at beginning of period                                          3,000,177         1,214,542
                                                                                     --------------     -------------
Cash and cash equivalents at end of period                                           $    6,692,886     $   2,996,749
                                                                                     ==============     =============

Supplemental disclosure of cash flow information
   Cash paid during the period for income taxes                                     $     1,213,394    $      370,000
                                                                                     ==============     =============

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

STOCKHOLDERS EQUITY

     In May 1996, Synopsys, Inc. ("Synopsys") and the Company entered into a strategic marketing and development relationship. As part of this relationship, Synopsys purchased approximately 9.9% of the outstanding shares of Common Stock of the Company at $14.50 per share. In connection with the equity investment, Synopsys has also been granted certain rights to maintain its percentage ownership interest in the Company. The cash investment consisted of 1,046,250 shares of stock purchased from corporate officers as well as 160,292 newly issued shares purchased from the Company. The net proceeds received by the Company for the shares issued to Synopsys were $2,262,368.

SUBSEQUENT EVENTS
- -----------------

       On July 22, 1996, the Company entered into a definitive agreement to acquire UniCAD, Inc. ("UniCAD"), a privately held company engaged in the development, marketing and support of electrical integrity, analysis and optimization software tools for PCB design. Under the terms of the agreement, the Company will issue shares of its common stock to the stockholders of UniCAD according to a conversion ratio subject to adjustment based on changes in the market price of the Company's common stock. At the July 22 closing price, the Company would issue approximately 365,000 shares of its common stock in exchange for all shares of UniCAD stock currently outstanding. In accordance with the same conversion ratio as applicable to UniCAD's common stock, the Company will also assume all outstanding options under the UniCAD stock option plan which, after the acquisition, will result in the issuance of approximately 69,000 additional shares of the Company's common stock (also as of the July 22 closing price for the Company's stock) as the options are vested and exercised.

     The transaction is intended to be a tax-free reorganization and will be accounted for as a pooling of interests. Subject to approval by UniCAD's stockholders, and to normal closing conditions, the transaction is currently scheduled to close in late August 1996. Upon completion of the transaction (the "Merger") UniCAD will become a wholly-owned subsidiary of the Company.

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

     The Company develops, markets and supports software tools that help designers route the physical wiring interconnections within high performance printed circuit boards ("PCBs") and integrated circuits ("ICs"). The Company was founded in 1989 and licensed its first product, SPECCTRA, for the PCB market in December 1989. The Company has subsequently developed and released several new versions of the product. As of June 30, 1996, SPECCTRA products were available on a broad number of operating system platforms with several available option packages. Until 1995, the Company derived substantially all of its revenue from its SPECCTRA line of products. The IC Craftsman product line, introduced in early 1995, has accounted for approximately 21% of the Company's total revenue in 1995 and 31% of the Company's total revenue in the first half of 1996.

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

     Although the Company has recently experienced significant revenue growth, such growth should not be considered to be indicative of future revenue growth, if any, or of future operating results. The Company's recent revenue growth is a result of increased unit volume and new product introductions. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that the Company will remain profitable in any future period. In addition, the rapid growth and expansion the Company has experienced has placed, and continues to place, a significant strain upon its management, operational and financial resources. The Company has grown from 75 permanent full time employees at December 31, 1994 to 118 permanent full time employees at June 30, 1996, and currently plans to continue to expand its staff.

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

                                                                     QUARTER ENDED                        SIX MONTHS ENDED
                                                                     -------------                        ----------------
                                                           JUNE 30             JUNE 30             JUNE 30                JUNE 30
                                                             1996                1995                1996                   1995
                                                         -----------         -----------         -----------            -----------
                                                         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)            (UNAUDITED)
                                                         -----------         -----------         -----------            -----------
Revenue
  License                                                     81 %                85 %                 81 %                   85 %
  Service                                                     19                  15                   19                     15
                                                           -----                ----                 ----                   ----
Total revenue                                                100                 100                  100                    100
                                                           -----                ----                 ----                   ----
Costs and expenses
  Cost of license revenue                                      3                   4                    4                      4
  Cost of service revenue                                      2                   2                    2                      2
  Research and development                                    22                  30                   22                     30
  Sales and marketing                                         38                  50                   40                     49
  General and administrative                                  13                  14                   12                     14
                                                           -----                ----                 ----                   ----
Total costs and expenses                                      78                 100                   80                     99
                                                           -----                ----                 ----                   ----
Income from operations                                        22                   0                   20                      1
                                                           -----                ----                 ----                   ----
Other income, net                                              4                   1                    4                      0
                                                           -----                ----                 ----                   ----
Income before provision for income taxes                      26                   1                   24                      1
                                                           -----                ----                 ----                   ----

Provision for income taxes                                     9                   0                    8                      0
                                                           -----                ----                 ----                   ----
Net income                                                    17 %                 0 %                 16 %                    1 %
                                                           =====                ====                 ====                   ====

     Revenue

     Total revenue increased by 91% from $3.7 million in the second quarter of 1995 to $7.0 million in the second quarter of 1996. For the first half of 1996, total revenue was $13.4 million, an increase of 95% from total revenue of $6.9 million for the first half of 1995.

     License revenue increased by 83% from $3.1 million in the second quarter of 1995 to $5.7 million in the second quarter of 1996. For the first half of 1996, license revenue was $10.8 million, an increase of 85% from license revenue of $5.8 million for the first half of 1995. The increase in license revenue from both the second quarter and the first half of 1995 to the corresponding periods of 1996 was primarily attributable to increased licensing of both the Company's SPECCTRA products and the Company's IC Craftsman products. License revenue increased 10% from the first quarter of 1996 to the second quarter of 1996. Substantially all of this increase was attributable to increased licensing of the Company's SPECCTRA products as license revenue attributable to the Company's IC Craftsman products was essentially flat between the first and second quarters of 1996.

     Service revenue increased by 133% from $0.55 million in the second quarter of 1995 to $1.3 million in the second quarter of 1996. For the first half of 1996, service revenue was $2.58 million, an increase of 152% from service revenue of $1.0 million for the first half of 1995. The increase in service revenue in the period was primarily attributable to maintenance contracts in connection with the continued growth of the installed base of customers licensing the Company's products. The percentage of the Company's total revenue attributable to service revenue rose from 15% in both the second quarter and the first half of 1995 to 19% in the corresponding periods of 1996. The company expects that service revenue in absolute dollars will continue to increase. However, service revenue as a percentage of total revenue may or may not increase depending upon a number of factors, including new maintenance sales rates, maintenance renewal rates and the level of consulting revenue.

     International license and service revenue accounted for $1.3 million in the second quarter of 1995, rising to $2.1 million in the second quarter of 1996. For the first half of 1996, international revenue was $4.3 million, versus $2.7 million for the first half of 1995. International revenue growth this quarter was not as high as the domestic revenue growth. In particular, revenue in Japan fell short of the Company's expectations, due, in large part, to the departure of certain employees during the quarter, including the departure of the President of the Company's subsidiary in Japan. Because a majority of the Company's European revenue is denominated in U.S. dollars, the Company has not engaged in European currency hedging activities there. However, in Japan, where the Company's revenue is denominated in local currency, the Company has entered into foreign exchange hedging activities. The Company expects that international license and service revenue will continue to account for a significant portion of its revenue in the short term, and as a result, foreign currency exposure may increase.

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

     In the second quarter of 1995, sales to Mentor Graphics Corporation ("Mentor Graphics") accounted for 12% of the Company's total revenue. For the corresponding period of 1996, sales to Mentor Graphics represented 16% of the Company's total revenue. For the first half of 1995, Mentor Graphics accounted for 18% of the Company's revenue versus 13% for the first half of 1996. No other customer accounted for more than 10% of revenue during either of these two periods.

     The proportion of revenue earned from distributors and OEMs was 37% and 32% during the second quarter and the first half of 1996, respectively. The Company is dependent upon the continued viability and financial stability of these distributors and OEMs. Since the Company's products are used by highly skilled professional engineers, an effective distributor or OEM representative must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. In addition, the Company's distributors and OEMs generally offer products of several different companies, including, in some cases, products that are competitive with the Company's products. Although the Company is not aware of any financial difficulties being experienced by any of its OEMs or distributors, there can be no assurance that Mentor Graphics or any of the Company's distributors or other OEMs will be able to continue to market, service and support the Company's products effectively, that economic conditions or industry demand will not adversely affect these distributors and OEMs, that Mentor Graphics or any distributor or other OEM that licenses the Company's products will choose to continue to license such products or that any of these distributors and OEMs will not devote greater resources to marketing and supporting products of other companies. The current OEM agreement with Mentor Graphics will expire in March 1998. There can be no assurance that the Company will reach a subsequent agreement with Mentor Graphics. Should the Company fail to reach a subsequent agreement with Mentor Graphics, there can be no assurance that the Company would be successful in either securing alternative channels of distribution for its products or expanding its own direct sales to replace Mentor Graphics. The loss of, or a significant reduction in revenue from, Mentor Graphics or any of the Company's distributors or other OEMs would have a material adverse effect on the Company's business, financial condition and results of operations, at least to the extent such loss is not offset by a corresponding increase in the Company's direct sales.

     Cost of Revenue

     Cost of license revenue includes personnel and related operating costs associated with order processing, documentation and other production costs related to the licensing of the Company's products. Cost of license revenue increased by 73% from $131,000 in the second quarter of 1995 to $226,000 in the second quarter of 1996. The increases in cost of license revenue was primarily attributable to an increase in licenses of the Company's products. Cost of license revenue was 4% of total revenue for the second quarter of 1995 and 3% for the the second quarter of 1996.

     The cost of license revenue increased by 84% from $272,000 for the first half of 1995 to $500,000 in the first half of 1996. Cost of license revenue was 4% of total revenue for the first half of both 1995 and 1996.

     Cost of service revenue includes personnel and related costs allocated to maintenance and other customer support activities. Cost of service revenue increased by 61% from $70,000 in the second quarter of 1995 to $113,000 in the second quarter of 1996. The increase in cost of service revenue was primarily attributable to an increase in technical support personnel. Cost of service was 2% of total revenue for both the second quarter of 1995 and the second quarter of 1996.

     The cost of service revenue increased by 99% from $121,000 in the first half of 1995 to $241,000 in the first half of 1996. Cost of license revenue was 2% of total revenue for both the first half of 1995 and 1996.

     Research and Development

     Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased by 40% from $1.1 million in the second quarter of 1995 to $1.5 million in the second quarter of 1996. These expenses were 30% and 22% of total revenue in the second quarter of 1995 and the second quarter of 1996, respectively. Research and development expenses increased by 42% from $2.1 million in the first half of 1995 to $2.9 million in the first half of 1996. The increase in expenses resulted principally from growth in the number of research and development personnel. To date, all software development costs have been expensed as incurred. The Company anticipates that it will continue to commit substantial resources to research and development in the future. At least for the short term, the Company expects research and development expenses to increase in absolute dollars but to stay flat or decrease slightly as a percentage of total revenue, to the extent revenue increases. However, there can be no assurance that there will be a corresponding increase in revenue to justify the increase in expenditure.

     Sales and Marketing

     Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and certain third parties, promotional costs and related operating expenses. Sales and marketing expenses increased by 43% from $1.85 million in the second quarter of 1995 to $2.6 million in the second quarter of 1996. These expenses were 50% and 38% of total revenue in the second quarter of 1995 and the second quarter of 1996, respectively. Sales and marketing expenses increased by 58% from $3.4 million in the first half of 1995 to $5.4 million million in the first half of 1996. The increases in sales and marketing expenses in each period consist principally of the cost of additional sales and marketing personnel related to the expansion of the Company's direct sales capability in the PCB market, to support the Company's entry into the IC market and to expand worldwide distribution, principally in Europe and Japan, and increases in variable sales compensation due to increased revenue. The number of sales and marketing personnel increased from 43 at the end of the second quarter of 1995 to 49 at the end of the second quarter of 1996. At least for the short term, the Company expects sales and marketing expenses to increase in absolute dollars, but to stay flat or increase slightly as a percentage of total revenue, to the extent revenue increases. This is due to the continuing focus on direct sales. However, there can be no assurance that there will be a corresponding increase in revenue to justify the increase in expenditure.

     The increase in sales and marketing personnel was begun in anticipation of the introduction of the IC Craftsman product line and has been continued in order to expand worldwide distribution. While the Company anticipates an increase in revenues as the IC Craftsman product line gains commercial acceptance and international sales increase, there can be no assurance that the Company will continue to achieve revenue levels that justify the increased expenses. The Company has relatively little experience in direct sales in the IC market. There can be no assurance that expansion of the Company's direct sales efforts will succeed or that such expansion will result in increased
sales.   Although the success of this direct channel has reduced the Company's dependence on the OEM channel, there can be no assurance that the expansion of this channel will not have an adverse effect on existing distributor and OEM relationships.

     The Company has expanded its international sales and support organization, which has resulted in an increase in sales and marketing expenses. The Company intends to further expand these organizations, resulting in additional increases in sales and marketing expenses. However, the Company expects the growth rate of such expenses to be lower than in the past. There can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets would have a material adverse effect on the Company's business, financial condition and results of operations.

     General and Administrative

     General and administrative expenses increased 79% from $515,000 in the second quarter of 1995 to $921,000 in the second quarter of 1996. These expenses were 14% and 13% of total revenue in the second quarter of 1995 and the second quarter of 1996, respectively. General and adminstrative expenses increased by 68% from $962,000 in the first half of 1995 to $1.6 million in the first half of 1996. The increases in general and administrative expenses were primarily attributable to the addition of new general and administrative personnel. A portion of the increase is also attributable to the additional cost of professional and other fees associated with being a public company, principally audit and legal fees and insurance premiums. At least for the short term, the Company expects general and administrative expenses to increase in absolute dollars but to stay flat or decrease slightly as a percentage of total revenue, to the extent revenue increases. However, there can be no assurance that there will be a corresponding increase in revenue to justify the increase in expenditure.

     Income Taxes

     The provision for income taxes as a percentage of pre-tax income was 33% for 1995 and 34% for the first half of 1996. These percentages are less than the federal and state combined statutory rate of approximately 40% due primarily to the utilization of research and development credits in both periods.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date with cash from operations and through private and public sales of equity securities. Private sales of equity securities have yielded approximately $4.7 million, including the sales of shares of Common Stock to Synopsys described below. In addition, in October 1995, the company completed its initial public offering, raising approximately $22.4 million.

     In May 1996, Synopsys, Inc. ("Synopsys") and the Company entered into a strategic marketing and development relationship. As part of this relationship, Synopsys purchased approximately 9.9% of the outstanding shares of Common Stock of the Company at $14.50 per share. In connection with the equity investment, Synopsys has also been granted certain rights to maintain its percentage ownership interest in the Company. The cash investment consisted of 1,046,250 shares of stock purchased from corporate officers as well as 160,292 newly issued shares purchased from the Company. The net proceeds received by the Company for the shares issued to Synopsys were $2,262,368.

     Net cash provided by operating activities in the first half of 1996 was $1.3 million versus $175,000 in the corresponding period of 1995. The cash generated resulted principally from net income and an increase in accrued salary and employee benefits, somewhat offset by an increase in receivables and decreases in accounts payable, accrued liabilities and deferred revenue. The level of receivables rose in the first half of 1996 partly because a significant portion of the revenue was billed towards the end of the quarter, therefore not allowing sufficient time for collection before the quarter ended.

       Cash used in investing activities resulted primarily from additions to property and equipment and purchases of available for sale securities.
Purchases of property and equipment, consisting primarily of computer equipment, were $755,120 in the first half of 1996 versus $830,000 in the corresponding period of 1995. Capital spending was particularly high during the first of 1995, due to the significant increase in headcount during that period and the associated spending on equipment that was required to support it.

     As of June 30, 1996, the Company had working capital of $30.9 million, including cash, cash equivalents and short term investments of $29.8 million. As of June 30, 1996, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company believes that existing cash balances and funds generated from operations will provide the Company with sufficient funds to finance its operations in the near future. Thereafter, the Company may require additional funds to support its working capital requirements and for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.


OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. There can be no assurance that the Company's competitors will not engage in pricing practices that are detrimental to the Company. In addition, the Company believes that the amount of design work done by the users of the Company's products on Windows-based personal computers is increasing relative to UNIX-based workstations. This trend has led to a decrease in the average selling prices of the Company's products. If this trend continues, it may continue to negatively impact the Company's average selling prices. There can be no assurance that such decreases in average selling price will be offset by an increase in the volume of sales.

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

     The Company's success is heavily dependent upon its proprietary software technology. The Company does not currently have any patents and relies principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its technology, including its ShapeBased technology. The Company generally enters into confidentiality and/or license agreements with its employees, distributors, OEMs and customers, and limits access to and distribution of its software, documentation and other proprietary information. The Company's software is shipped with a software security lock which limits software access to authorized users. In addition, the Company does not license or release its source code, except in connection with source code escrow arrangements. However, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. There also can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. Any failure by or inability of the Company to protect its proprietary technology could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, such protections do not preclude competitors from developing products with functionality or features similar to the Company's products, and there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. However, the Company believes that, due to the rapid pace of innovation within the EDA industry, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than are the various legal protections of its technology.

     The Company does not believe its products infringe the proprietary rights of any third parties. However, there can be no assurance that infringement claims will not be asserted against the Company or its customers. See Part II,
Item 1, "Legal Proceedings". Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation, either as plaintiff or defendant, would cause the Company to incur substantial costs and divert management resources from productive tasks, whether or not such litigation is resolved in the Company's favor, which could have a material adverse effect on the Company's business, financial condition and results of operations. Parties making claims against the Company could secure substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to license its products in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. If it appears necessary or desirable, the Company may seek licenses to intellectual property that it is allegedly infringing. The Company is not currently seeking any such license. There can be no assurance, however, that licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered license would be acceptable to the Company. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could adversely affect the Company's business, financial condition and results of operations.

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

     The Company's future operating results are significantly dependent upon continued enhancement and market acceptance of its SPECCTRA product line and successful market acceptance of its IC Craftsman product line. There can be no assurance that the SPECCTRA product line will continue to be adequately enhanced to achieve continued market acceptance or that the Company will be successful in marketing the IC Craftsman product line or any other new or enhanced products. In particular, the Company believes that its future operating results are significantly dependent upon market acceptance in Japan of the Company's IC Craftsman products. The Company believes that a number of factors will be necessary for its IC Craftsman products to achieve, and its SPECCTRA products to continue to achieve, broad market acceptance. These factors include performance, price, interoperability with existing systems and the customer's assessment of the Company's technical, managerial, service and support expertise and capability. Failure to succeed with respect to any of these factors could result in the Company's failure to achieve market acceptance of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. A decline in demand for any of the Company's products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, factors adversely affecting the EDA market generally could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The outcome of pending litigation may also affect the Company's business, financial condition and results of operations. See Part II, Item 1, "Legal Proceedings" below.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     On July 29, 1996, the Company was sued by Cadence Design Systems, Inc. ("Cadence") in the Superior Court of Santa Clara County (Case No. CV759629) in California. The complaint seeks to enjoin the Company from selling a translator that was created by a third party that allows the Company's integrated circuit routing software (IC

Craftsman) to connect to Cadence's software. The complaint alleges that the product was not authorized by Cadence's license agreements with the third party or the Company. The Company has sold the translator with a limited number of IC Craftsman products over the last 11 months. The complaint also seeks damages from the Company.

     The Company believes that the lawsuit is completely without merit and intends to fight it vigorously. The Company is also considering possible counterclaims against Cadence. A hearing on the preliminary injunction is scheduled for August 22, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 10, 1996. There were two proposals submitted to a vote of Security Holders, through the solicitation of proxies, during the second quarter ended June 30, 1996.

     Proposal 1: The nominees for election for the Board of Directors and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes were as follows:

       Nominee             For      Against   Abstain   Non-Votes
       -------             ---      -------   -------   ---------
 David Chyan            9,791,326       865         0   2,288,957
 John F. Cooper         9,791,326       865         0   2,288,957
 Mary I. Cooper         9,791,326       865         0   2,288,957
 James R. Fiebiger      9,791,126     1,065         0   2,288,957
 John R. Harding        9,791,326       865         0   2,288,957
 Yoshikazu Hori         9,791,326       865         0   2,288,957

     Proposal 2: The votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for the ratification of the selection of Ernst & Young LLP as independent accountants for the Company for the current fiscal year were as follows:

    For        Against   Abstain   Non-Votes
    ---        -------   -------   ---------
 9,791,416       200       575     2,288,957
- ------------

ITEM 5.  OTHER INFORMATION

     On July 22, 1996, the Company entered into a definitive agreement to acquire UniCAD, Inc. ("UniCAD"), a privately held company engaged in the development, marketing and support of electrical integrity, analysis and optimization software tools for PCB design. Under the terms of the agreement, the Company will issue shares of its common stock to the stockholders of UniCAD according to a conversion ratio subject to adjustment based on changes in the market price of the Company's common stock. At the July 22 closing price, the Company would issue approximately 365,000 shares of its common stock in exchange all shares of UniCAD stock currently outstanding. In accordance with the same conversion ratio as applicable to UniCAD's common stock, the Company will also assume all outstanding options under the UniCAD stock option plan which, after the acquisition, will result in the issuance of approximately 69,000 additional shares of the the Company's common stock (also as of the July 22, 1996 closing price for the Company's stock) as the options are vested and exercised.

     The transaction is intended to be a tax-free reorganization and will be accounted for as a pooling of interests. Subject to approval by UniCAD's stockholders, and to normal closing conditions, the transaction is currently scheduled to close in late August 1996. Upon completion of the transaction (the "Merger") UniCAD will become a wholly-owned subsidiary of the Company.

     The anticipated benefits of the Merger will not be achieved unless UniCAD and the Company are successfully combined in an efficient and timely manner. It is possible that the process of combining the two organizations, integrating their product offerings and coordinating their research and development, production, administrative and sales and marketing efforts, will cause an interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have a material adverse effect on their combined operations, at least in the near term. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations and integrating personnel with disparate business backgrounds. Furthermore, the process of combining the companies could have a material adverse effect on employee morale and on the ability of the combined company to retain the key management, technical and sales and marketing personnel who are critical to the combined company's future operations. In addition, the announcement and consummation of the Merger could cause customers or potential customers to delay or cancel orders for products as a result of uncertainty over the integration and support of the combined company's products. Finally, the transaction costs of the Merger, including the fees of financial advisors, attorneys and accountants, and severance and other restructuring charges, will be substantial and could adversely affect the combined company's business and operations.

     Dependence on Key Personnel. There can be no assurances that the Company's current management will be capable of managing the combined operations, or UniCAD's existing strategic relationships with its customers, effectively. There can be no assurance that after the Merger the combined company will be able to retain and continue to attract key technical and other employees. In addition, it is possible that the business and management changes brought by the Merger may cause key employees to leave UniCAD or cause the Company to terminate key employees of UniCAD. Any failure by UniCAD or the Company to retain and attract key employees, could have a material adverse effect on their respective product development, marketing and other efforts, results of operations and business prospects.

     See also "Other Factors That May Affect Future Operating Results."



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     The following exhibits are filed herewith or incorporated by reference:

EXHIBIT
NUMBER                   EXHIBIT TITLE
- ------                   -------------

(a)  See attached Exhibit Index.

(b)  Reports on Form 8-K.
     -------------------

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 9, 1996              COOPER & CHYAN TECHNOLOGY, INC.


                                    By: /s/ Robert D. Selvi
                                        ----------------------
                                        Robert D. Selvi
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Chief
                                         Accounting Officer)

                                    EXHIBIT INDEX
EXHIBIT                                                                 PAGE
NUMBER              EXHIBIT TITLE                                       NUMBER
- ------              -------------                                       ------

11.01               Statement of Computation of Net Income Per Share.     20

27.01               Financial Data Schedule, which is submitted
                    electronically to the Securities and Exchange
                    Commission for information only and is not filed.     21