Form 10-Q
period 1996-09-30
COOPER & CHYAN TECHNOLOGY INC
filed 1996-11-14
CIK 849585

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

As of November 7, 1996, Registrant had outstanding 13,035,725 shares of Common Stock.


See Exhibit Index on page 20

                        COOPER & CHYAN TECHNOLOGY, INC.
                              QUARTERLY REPORT ON
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                               TABLE OF CONTENTS



    FORM 10-Q     NAME OF ITEM                                                                                     PAGE
     ITEM NO.     ------------                                                                                     ----
    ---------
     PART I
      Item 1.     Financial Statements
                     Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995.....................     3
                     Consolidated Statements of Income for the quarter ended September 30, 1996 and 1995
                     and the nine months ended September 30, 1996 and 1995..........................................     4
                     Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995....     5
                     Notes to Consolidated Financial Statements.....................................................     6
      Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............     8

     PART II
      Item 1      Legal Proceedings.................................................................................    18
      Item 2      Changes In Securities.............................................................................    18
      Item 6      Exhibits and Reports on Form 8-K..................................................................    18

                  Signatures........................................................................................    19

                            ______________________

    ShapeBased, UniCAD, SyntheSolve, DASU, UniRule and IC Craftsman in combination with "Inspector," "Apprentice," "Journeyman" or "Master" and SPECCTRA, in combination with "AutoRoute," "EditRoute" and "AutoPlace," are trademarks of the Company. SPECCTRA, IC Craftsman, UniBuild and UniSolve are registered trademarks of the Company.

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS


                                COOPER & CHYAN TECHNOLOGY, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                                                       SEPTEMBER 30    DECEMBER 31
                                                                       ------------    -----------
                                                                          1996            1995
                                                                          ----            ----
ASSETS
  Current Assets
      Cash and cash equivalents                                        $ 4,690,200     $ 3,586,998
      Short term investments                                            26,737,015      23,402,236
      Accounts receivable, net                                           6,525,685       5,599,419
      Deferred income taxes                                                373,525         373,525
      Prepaid expenses and other current assets                          1,932,325       1,133,917
                                                                       -----------     -----------

  Total current assets                                                  40,258,750      34,096,095

  Property, equipment net                                                3,346,863       3,008,270
  Other assets                                                             250,788         385,174
                                                                       -----------     -----------
                                                                       $43,856,401     $37,489,539
                                                                       ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Trade accounts payable                                               573,132         882,074
      Accrued salary and employee benefits                               2,251,297       1,178,947
      Other accrued liabilities                                          2,014,441       2,180,027
      Income taxes payable                                                 294,937         242,566
      Deferred revenue                                                   2,632,724       3,033,293
                                                                       -----------     -----------
  Total current liabilities                                              7,766,531       7,516,907

  Deferred income taxes                                                    238,851         238,851
  Other long term liabilities                                               92,534         319,459

  Stockholders' equity

       Common stock                                                        129,584         123,228
       Additional paid-in capital                                       28,828,228      25,732,747
       Notes receivable from stockholders                                        -         (39,010)
       Deferred compensation                                              (333,222)       (404,626)
       Retained earnings                                                 7,133,895       4,001,983
                                                                       -----------     -----------
  Total stockholders' equity                                            35,758,485      29,414,322

                                                                       -----------     -----------
                                                                       $43,856,401     $37,489,539
                                                                       ===========     ===========
See accompanying notes


                                     COOPER & CHYAN TECHNOLOGY, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                            QUARTER ENDED                    NINE MONTHS ENDED
                                            -------------                    -----------------
                                     SEPTEMBER 30    SEPTEMBER 30       SEPTEMBER 30      SEPTEMBER 30
                                     ------------    ------------       ------------      ------------
                                         1996            1995               1996              1995
                                         ----            ----               ----              ----
Revenue
   License                            $ 6,903,763     $ 4,361,704          $18,138,210     $10,735,585
   Service                              2,532,858       1,799,924            7,542,007       5,284,006
                                      -----------     -----------          -----------     -----------
Total revenue                           9,436,621       6,161,628           25,680,217      16,019,591
                                      -----------     -----------          -----------     -----------

Costs and expenses
  Cost of license revenue                 437,188         240,193            1,226,884         885,160
  Cost of service revenue                 229,088         186,679              662,056         465,001
  Research and development              2,000,643       1,599,125            5,557,199       4,262,731
  Sales and marketing                   3,448,571       2,874,966           10,066,474       6,987,522
  General and administrative            1,820,367         785,514            4,006,103       2,167,110
                                      -----------     -----------          -----------     -----------
Total costs and expenses                7,935,857       5,686,477           21,518,716      14,767,524
                                      -----------     -----------          -----------     -----------

Income from operations                  1,500,764         475,151            4,161,501       1,252,067

Other income, net                         251,690          24,224              788,138          44,929
                                      -----------     -----------          -----------     -----------

Income before provision for
  income taxes                          1,752,454         499,375            4,949,639       1,296,996

Provision for income taxes                573,136         188,000            1,686,597         463,393
                                      -----------     -----------          -----------     -----------
Net income                            $ 1,179,318     $   311,375          $ 3,263,042     $   833,603
                                      ===========     ===========          ===========     ===========

Net income per share                        $0.08           $0.03                $0.23           $0.07
                                      ===========     ===========          ===========     ===========

Shares used in computing per
  share amounts                        14,698,099       1,990,510           14,418,872      11,917,611
                                      ===========     ===========          ===========     ===========

                                             See accompanying notes


                                        COOPER & CHYAN TECHNOLOGY, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                  (Unaudited)

                                                                      NINE MONTHS ENDED           NINE MONTHS ENDED
                                                                      -----------------           -----------------
                                                                         SEPTEMBER 30               SEPTEMBER 30
                                                                      -----------------           ------------------
                                                                             1996                       1995
                                                                             ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:                                       $  3,263,042                 $  833,603

    Depreciation and amortization                                             933,123                    597,570
    Deferred income taxes                                                           -                      8,784
    Amortization of deferred stock compensation                                71,404                     42,395

Changes in assets and liabilities:
    Accounts receivable                                                      (926,266)                (1,874,380)
    Income taxes receivable                                                         -                   (166,915)
    Prepaid expenses and other current assets                                (798,408)                  (760,260)
    Other assets                                                              134,386                    (81,056)
    Trade accounts payable                                                   (308,942)                   519,206
    Accrued salary and employee benefits                                    1,072,350                    (40,664)
    Other accrued liabilities                                                (165,586)                   562,700
    Income taxes payable                                                       52,371                    170,000
    Deferred revenue                                                         (400,569)                     7,964
    Other long term liabilities                                              (226,925)                   (83,189)
Total adjustments                                                            (563,062)                (1,097,845)
                                                                         ------------                -----------
Net cash provided by operating activities                                   2,699,980                   (264,242)
                                                                         ------------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                         (1,271,716)                (1,366,687)
Purchase of available-for-sale securities                                 (29,778,494)                   (76,197)
Proceeds from sale of available-for-sale securities                        26,427,862                    430,880
                                                                         ------------                -----------
Net cash used in investing activities                                      (4,622,348)                (1,012,004)
                                                                         ------------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on notes payable to stockholders                                      39,010                          -
Repayment of bank credit facility                                                   -                   (500,000)
Proceeds from issuance of convertible preferred stock                               -                  2,499,981
Proceeds from issuance of common stock                                      3,101,837                     67,523
                                                                         ------------                -----------
Net cash provided by financing activities                                   3,140,847                  2,067,504
                                                                         ------------                -----------

Net increase in cash and cash equivalents                                   1,218,479                    791,258
Effect of exchange rates on foreign currency cash balances                   (101,238)                     2,181
UniCAD activity for the three months ended December 31, 1995                  (14,039)                         -
Cash and cash equivalents at beginning of period                            3,586,998                  2,117,092
                                                                         ------------                -----------
Cash and cash equivalents at end of period                               $  4,690,200                $ 2,910,531
                                                                         ============                ===========

Supplemental disclosure of cash flow information
   Cash paid during the period for income taxes                          $  1,490,444                $   439,709
                                                                         ============                ===========


                        COOPER & CHYAN TECHNOLOGY, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

     The unaudited, condensed, consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year 1995 as filed with the Commission on March 30, 1996. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1996 or any other future periods.

NET INCOME PER SHARE

     Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares include common stock issuable upon exercise of stock options using the treasury stock method.

PURCHASE OF UNICAD, INC.

     On August 28, 1996, the Company acquired all of the outstanding stock of UniCAD, Inc. ("UniCAD"), a privately held company engaged in the development, marketing and support of electrical integrity, analysis and optimization software tools for PCB design. Under the terms of the agreement, the Company issued 389,462 shares of its common stock to the stockholders of UniCAD. Additionally, the Company assumed all outstanding options under the UniCAD stock option plan which will result in the issuance of 71,273 additional shares of the Company's common stock as the options are vested and exercised. The transaction was structured to be a tax-free reorganization and was accounted for as a pooling of interests. Due to the differing year-ends of the Company and UniCAD, financial information for dissimilar periods has been combined. UniCAD's results of operations for the nine month period ended June 30, 1995, has been combined with the Company's results of operations for the nine month period ended September 30, 1995. Balance sheet information as of December 31, 1995 includes the financial position of UniCAD as of September 30, 1995. Accordingly, the Company's statement of cash flows includes an adjustment to reflect the movement in retained earnings for UniCAD for the period of three months ended December 31, 1995.


                                                   NINE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1996          SEPTEMBER 30, 1995
                                                  ------------------          ------------------
Revenue
     Cooper & Chyan Technology                         16,297,210                  11,721,009
     UniCAD                                             3,852,367                   4,298,582
     Combined, subsequent to merger                     5,530,640                           -
                                                      -----------                 -----------
                                                      $25,680,217                 $16,019,591
                                                      ===========                 ===========

Net income/(loss)
     Cooper and Chyan Technology                        1,762,885                     333,534
     UniCAD                                              (196,321)                    500,069
     Combined, subsequent to merger                     1,696,478                           -
                                                      -----------                 -----------
                                                      $ 3,263,042                 $   833,603
                                                      ===========                 ===========


LITIGATION WITH CADENCE

     On July 29, 1996, the Company was sued by Cadence Design Systems, Inc. ("Cadence") in the Superior Court of Santa Clara County (Case No. CV759629) in California. The complaint sought to enjoin the Company from selling a translator that was created by a third party that allows the Company's integrated circuit routing software (IC Craftsman) to connect to Cadence's software. The complaint alleged that the product was not authorized by Cadence's license agreements with the third party or the Company. The Company has sold the translator with a limited number of IC Craftsman products over the last 11 months. The complaint also sought unspecified damages from the Company.

     On September 12, 1996, the Company and Cadence settled the lawsuit filed against the Company by Cadence. The Company's legal costs related to the lawsuit are approximately $350,000 and are reflected in the financial statements for the quarter ended September 30, 1996. The lawsuit and settlement are not expected to have a material adverse impact on the Company's future results of operations or financial condition.


AGREEMENT TO MERGE WITH CADENCE

     On October 28, 1996, the Company entered into a definitive agreement to be acquired by Cadence, a leading supplier of business solutions for the design of electronic components and systems. Under the terms of the agreement, each share of CCT common stock issued and outstanding immediately prior to the effective time of the acquisition will be exchanged for 0.85 shares of Cadence common stock (with cash being payable for any fractional shares), and each option to purchase shares of CCT common stock will be assumed by Cadence and will be converted into an option to purchase that number of shares of Cadence common stock determined by multiplying the number of shares of CCT common stock subject to such option immediately prior to the effective time of the acquisition by
0.85. Based on the number of outstanding shares of CCT common stock and CCT options on October 28, 1996, it is anticipated that Cadence will issue approximately 11.0 million shares of Cadence common stock and assume employee stock options to purchase approximately 1.9 million shares of Cadence common stock.

     The acquisition was structured to be a tax-free reorganization and will be accounted for as a pooling of interests. Consummation of the acquisition is subject to review by the United States Department of Justice under the Hart-Scott-

Rodino Antitrust Improvements Act of 1976, as amended, approval by the stockholders of the Company, and certain other closing conditions set forth in the definitive agreement. Upon completion of the acquisition, the Company will become a wholly-owned subsidiary of Cadence.

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

     The Company develops, markets and supports software tools that help designers route the physical wiring interconnections within high performance printed circuit boards ("PCBs") and integrated circuits ("ICs"). The Company was founded in 1989 and licensed its first product, SPECCTRA, for the PCB market in December 1989. The Company has subsequently developed and released several new versions of the product. As of September 30, 1996, SPECCTRA products were available on a broad number of operating system platforms with several available option packages. Until 1995, the Company derived substantially all of its revenue from its SPECCTRA line of products and from the service activities performed by UniCAD, its subsidiary. The IC Craftsman product line, introduced in early 1995, has accounted for approximately 15% of the Company's total revenue in 1995 and 29% of the Company's total revenue in the first nine months of 1996.

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

     The Company also derives service revenue primarily from maintenance agreements that provide customers access to product enhancements and customer support. In particular, a significant proportion of the Company's service revenue is earned by UniCAD, its subsidiary. Most of the Company's customers have purchased annual maintenance contracts on initial licenses and have renewed such contracts upon their expiration. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically one year. Revenue from customer training, support and other services is recognized as the service is performed.

     Recently, the Company has significantly increased its research and development and sales and marketing personnel. The increase in research and development personnel was primarily to support the development of the IC Craftsman product line. The increase in sales and marketing personnel was begun in anticipation of the introduction of the IC Craftsman product line and was continued in order to expand worldwide distribution, principally in Europe and Japan. While the Company anticipates an increase in revenues as the IC Craftsman product line gains further commercial acceptance and international sales increase, there can be no assurance that the Company will achieve revenue levels that justify the increased expenses.

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

     Although the Company has recently experienced significant revenue growth, such growth should not be considered to be indicative of future revenue growth, if any, or of future operating results. The Company's recent revenue growth is a result of increased unit volume and new product introductions. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that the Company will remain profitable in any future period. In addition, the rapid growth and expansion the Company has experienced, including the acquisition of UniCAD, has placed and continues to place a significant strain upon its management, and operational and financial resources. The Company has grown from 115 permanent full time employees at December 31, 1994 to 166 permanent full time employees at September 30, 1996, and currently plans to continue to expand its staff.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain unaudited statement of operations data of the Company expressed as a percentage of total revenue.

                                                    QUARTER ENDED                    NINE MONTHS ENDED
                                                    --------------                   ------------------
                                              SEPTEMBER 30    SEPTEMBER 30       SEPTEMBER 30      SEPTEMBER 30
                                              ------------    ------------       ------------      ------------
                                                  1996            1995               1996              1995
                                                  ----            ----               ----              ----

Revenue
  License                                           73%             71%                71%               67%
  Service                                           27              29                 29                33
                                                 -----           -----              -----             -----
Total revenue                                      100             100                100               100
                                                 -----           -----              -----             -----


Costs and expenses
  Cost of license revenue                            5               4                  5                 5
  Cost of service revenue                            2               3                  3                 3
  Research and development                          21              26                 22                27
  Sales and marketing                               37              46                 39                44
  General and administrative                        19              13                 15                13
                                                 -----           -----              -----             -----
Total costs and expenses                            84              92                 84                92
                                                 -----           -----              -----             -----
Income from operations                              16               8                 16                 8
                                                 -----           -----              -----             -----

Interest/other income (net)                          3               0                  3                 0
                                                 -----           -----              -----             -----


Income before provision for income taxes            19               8                 19                 8
                                                 -----           -----              -----             -----

Provision for income taxes                           6               3                  6                 3
                                                 -----           -----              -----             -----
Net income                                          13%              5%                13%                5%
                                                 =====           =====              =====             -----

  Revenue

     Total revenue increased by 52% from $6.2 million in the third quarter of 1995 to $9.4 million in the third quarter of 1996. For the first nine months of 1996, total revenue was $25.7 million, an increase of 61% from total revenue of $16.0 million for the first nine months of 1995.

     License revenue increased by 57% from $4.4 million in the third quarter of 1995 to $6.9 million in the third quarter of 1996. For the first nine months of 1996, license revenue was $18.1 million, an increase of 69% from license revenue of $10.7 million for the first nine months of 1995. The increase in license revenue from both the third quarter and the first nine months of 1995 to the corresponding periods of 1996 was primarily attributable to increased licensing of both the Company's SPECCTRA products and the Company's IC Craftsman products.

     License revenue increased 21% from the second quarter of 1996 to the third quarter of 1996. This increase was attributable to an increase in IC Craftsman revenue partially offset by a decrease in SPECCTRA revenue. The decrease in SPECCTRA revenue was primarily attributable to a decrease in business with Mentor Graphics Corporation ("Mentor Graphics") and a decrease in the Company's revenue from the low-end PCB design market generated by licensing SPECCTRA products with the PCB industry's IBM compatible CAD systems.

     Service revenue increased by 39% from $1.8 million in the third quarter of 1995 to $2.5 million in the third quarter of 1996. For the first nine months of 1996, service revenue was $7.5 million, an increase of 42% from service revenue of $5.3 million for the first nine months of 1995. The increase in service revenue in the period was primarily attributable to maintenance contracts in connection with the continued growth of the installed base of customers licensing the Company's products. The percentage of the Company's total revenue attributable to service revenue decreased from 29% and 33% in the third quarter and the first nine months of 1995, respectively, to 27% and 29% in the corresponding periods of 1996. The Company expects that service revenue in absolute dollars will continue to increase. However, service revenue as a percentage of total revenue may or may not increase depending upon a number of factors, including new maintenance sales rates, maintenance renewal rates and the level of consulting revenue.

     International license and service revenue accounted for $2.5 million in the third quarter of 1995, rising to $4.1 million in the third quarter of 1996. For the first nine months of 1996, international revenue was $10.6 million, versus $7.6 million for the first nine months of 1995. The increase in international revenue from quarter to quarter was principally due to an increase in sales in Japan. Because a majority of the Company's European revenue is denominated in U.S. dollars, the Company has not engaged in European currency hedging activities there. However, in Japan, where the Company's revenue is denominated in local currency, the Company has in the past, and may again in the future, entered into foreign exchange contracts to hedge certain of its foreign currency exposures. In the third quarter of 1996, the Company did not enter into any foreign exchange contracts. In the first nine months of 1996, transaction gains and losses from foreign exchange hedging activities were not significant. The Company expects that international license and service revenue will continue to account for a significant portion of its revenue in the short term, and as a result, foreign currency exposure may increase.

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

     In the third quarter of 1995, sales to Mentor Graphics accounted for 13% of the Company's total revenue. For the corresponding period of 1996, sales to Mentor Graphics represented 8% of the Company's total revenue. For the first nine months of 1995, Mentor Graphics accounted for 12% of the Company's revenue versus 10% for the first nine months of 1996. Additionally, the Company received a significant order from Texas Instruments Inc. ("TI"). The value of the order received was $4.8 million, of which $3.6 million was for product licenses and $1.2 million was for maintenance on such products. Sales to TI for the quarter ended September 30, 1996 amounted to $1.0 million or 11% of total revenue. The remaining product licenses are to be delivered at the request of TI between October 1, 1996 and December 31, 1997. The maintenance period extends from September 30, 1996 until December 31, 1999. No other customer accounted for more than 10% of revenue during either of these two periods.

     The proportion of revenue earned from distributors and OEMs was 13% and 18% during the third quarter and the first nine months of 1996, respectively. The Company is dependent upon the continued viability and financial stability of these distributors and OEMs. Since the Company's products are used by highly skilled professional engineers, an effective distributor or OEM representative must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. In addition, the Company's distributors and OEMs generally offer products of several different companies, including, in some cases, products that are competitive with the Company's products. Although the Company is not aware of any financial difficulties being experienced by any of its significant OEMs or distributors, there can be no assurance that Mentor Graphics or any of the Company's distributors or other OEMs will be able to continue to market, service and support the Company's products effectively, that economic conditions or industry demand will not adversely affect these distributors and OEMs, that Mentor Graphics or any distributor or other OEM that licenses the Company's products will choose to continue to license such products or that any of these distributors and OEMs will not devote greater resources to marketing and supporting products of other companies. The current OEM agreement with Mentor Graphics will expire on March 31, 1998. There can be no assurance that the Company will reach a subsequent agreement with Mentor Graphics. Should the Company fail to reach a subsequent agreement with Mentor Graphics, there can be no assurance that the Company would be successful in either securing alternative channels of distribution for its products or expanding its own direct sales to replace Mentor Graphics. The loss of, or a significant reduction in revenue from, Mentor Graphics or any of the Company's distributors or other OEMs would have a material adverse effect on the Company's business, financial condition and results of operations, at least to the extent such loss is not offset by a corresponding increase in the Company's direct sales.


     Cost of Revenue

     Cost of license revenue includes personnel and related operating costs associated with order processing, documentation and other production costs related to the licensing of the Company's products. Cost of license revenue increased by 78% from $240,000 in the third quarter of 1995 to $437,000 in the third quarter of 1996. The increases in cost of license revenue was primarily attributable to an increase in licenses of the Company's products. Cost of license revenue was 4% of total revenue for the third quarter of 1995 and 5% for the third quarter of 1996.

     The cost of license revenue increased by 36% from $885,000 for the first nine months of 1995 to $1.2 million in the first nine months of 1996. Cost of license revenue was 5% of total revenue for both the first nine months of 1995 and 1996.

     Cost of service revenue includes personnel and related costs allocated to maintenance and other customer support activities. Cost of service revenue increased by 22% from $187,000 in the third quarter of 1995 to $229,000 in the third quarter of 1996. The increase in cost of service revenue was primarily attributable to an increase in technical support personnel. Cost of service was 3% of total revenue for the third quarter of 1995 and 2% of total revenue for the third quarter of 1996.

     The cost of service revenue increased by 42% from $465,000 in the first nine months of 1995 to $662,000 in the first nine months of 1996. Cost of license revenue was 4% of total revenue for the first nine months of 1995 and 3% of total revenue for the first nine months of 1996.


     Research and Development

     Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased by 25% from $1.6 million in the third quarter of 1995 to $2.0 million in the third quarter of 1996. These expenses were 26% and 21% of total revenue in the third quarter of 1995 and the third quarter of 1996, respectively. Research and development expenses increased by 30% from $4.3 million in the first nine months of 1995 to $5.6 million in the first nine months of 1996. The increase in expenses resulted principally from growth in the number of research and development personnel. To date, all software development costs have been expensed as incurred. The Company anticipates that it will continue to commit substantial resources to research and development in the future. At least for the short term, the Company expects research and development expenses to increase in absolute dollars but to stay flat or decrease slightly as a percentage of total revenue, to the extent revenue increases. However, there can be no assurance that there will be a corresponding increase in revenue to justify the increase in expenditure.

     Sales and Marketing

     Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and certain third parties, promotional costs and related operating expenses. Sales and marketing expenses increased by 17% from $2.9 million in the third quarter of 1995 to $3.4 million in the third quarter of 1996. These expenses were 46% and 37% of total revenue in the third quarter of 1995 and the third quarter of 1996, respectively. Sales and marketing expenses increased by 44% from $7.0 million in the first nine months of 1995 to $10.1 million in the first nine months of 1996. The increases in sales and marketing expenses in each period consist principally of the cost of additional sales and marketing personnel related to the expansion of the Company's direct sales capability in the PCB market, to support the Company's entry into the IC market and to expand worldwide distribution, principally in Europe and Japan, and increases in variable sales compensation due to increased revenue. The number of sales and marketing personnel increased from 56 at the end of the third quarter of 1995 to 63 at the end of the third quarter of 1996. At least for the short term, the Company expects sales and marketing expenses to increase in absolute dollars, but to stay flat or decrease slightly as a percentage of total revenue, to the extent revenue increases. This is due to the continuing focus on direct sales. However, there can be no assurance that there will be a corresponding increase in revenue to justify the increase in expenditure.

     The increase in sales and marketing personnel was begun in anticipation of the introduction of the IC Craftsman product line and has been continued in order to expand worldwide distribution. While the Company anticipates an increase in revenues as the IC Craftsman product line gains commercial acceptance and international sales increase, there can be no assurance that the Company will continue to achieve revenue levels that justify the increased expenses. The Company has relatively little experience in direct sales in the IC market. There can be no assurance that expansion of the Company's direct sales efforts will succeed or that such expansion will result in increased
sales.   Although the success of this direct channel has reduced the Company's dependence on the OEM channel, there can be no assurance that the expansion of this channel will not have an adverse effect on the Company's relationship with Mentor graphics or other existing distributor and OEM relationships.

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

     General and Administrative

     General and administrative expenses increased 129% from $786,000 in the third quarter of 1995 to $1.8 million in the third quarter of 1996. These expenses were 13% and 19% of total revenue in the third quarter of 1995 and the third quarter of 1996, respectively. General and adminstrative expenses increased by 82% from $2.2 million in the first nine months of 1995 to $4.0 million in the first nine months of 1996. The increases in general and administrative expenses were primarily attributable to two non-recurring items. First, professional fees associated with the settling of the Cadence lawsuit amounted to approximately $350,000 in the quarter. Second, expenses associated with the acquisition of UniCAD amounted to approximately $400,000 in the quarter. Due to the impact of the non-recurring items, the Company expects the level of general and administrative expenses to decrease in the final quarter of 1996. Excluding the non-recurring items, the Company expects general and administrative expenses to increase in absolute dollars but to stay flat or decrease slightly as a percentage of total revenue, to the extent revenue increases. However, there can be no assurance that there will be a corresponding increase in revenue to justify the increase in expenditure.

     Income Taxes

     The provision for income taxes as a percentage of pre-tax income was 33% for 1995 and 34% for the first nine months of 1996. These percentages are less than the federal and state combined statutory rate of approximately 40% due primarily to the utilization of research and development credits in both periods.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date with cash from operations and through private and public sales of equity securities. Private sales of equity securities have yielded approximately $4.7 million, including the sale of shares of Common Stock to Synopsys in May 1996, the proceeds of which were approximately $2.2 million. In addition, in October 1995, the company completed its initial public offering, raising approximately $22.4 million.


     Net cash provided by operating activities in the first nine months of 1996 was $2.7 million versus $264,000 cash used in the corresponding period of 1995. The cash generated in the first nine months of 1996 resulted primarily from net income and an increase in accrued salary and employee benefits, offset by increases in accounts receivable, prepaid expenses and other current assets, and decreases in trade accounts payable, income taxes payable and deferred revenue. The increase in cash generated in the nine months of 1996 versus the corresponding period of 1995, is due principally to the higher level of net income in 1996 coupled with a lower rate of growth in receivables, versus the same period in 1995, when net income was much lower, and the growth in receivables was much more pronounced.

     Cash used in investing activities resulted primarily from additions to property and equipment and purchases of available-for-sale securities.
Purchases of property and equipment, consisting primarily of computer equipment, were $1.3 million in the first nine months of 1996 versus $1.4 million in the corresponding period of 1995. Capital spending was particularly high during the first nine months of 1995 due to the significant increase in headcount during that period and the associated spending on equipment that was required to support it.

     As of September 30, 1996, the Company had working capital of $32.5 million, including cash, cash equivalents and short term investments of $31.4 million. As of September 30, 1996, the Company had no bank indebtedness and no significant long term commitments other than operating lease obligations. The Company believes that existing cash balances and funds generated from operations will provide the Company with sufficient funds to finance its operations in the near future. Thereafter, the Company may require additional funds to support its working capital requirements and for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.


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

     The Company's success is heavily dependent upon its proprietary software technology. The Company does not currently have any patents and relies principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its technology, including its ShapeBased technology. The Company generally enters into confidentiality and/or license agreements with its employees, distributors, OEMs and customers, and limits access to and distribution of its software, documentation and other proprietary information. The Company's software is shipped with a software security lock which limits software access to authorized users. In addition, the Company generally does not license or release its source code, except in connection with source code escrow arrangements. However, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. There also can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. Any failure by or inability of the Company to protect its proprietary technology could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, such protections do not preclude competitors from developing products with functionality or features similar to the Company's products, and there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. However, the Company believes that, due to the rapid pace of innovation within the EDA industry, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than are the various legal protections of its technology.

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

       The anticipated benefits of the recently completed acquisition of UniCAD will not be achieved unless UniCAD and the Company are successfully combined in an efficient and timely manner. It is possible that the process of combining the two organizations, integrating their product offerings and coordinating their research and development, production, administrative and sales and marketing efforts, will cause an interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have a material adverse effect on the Company's business, financial condition and results of operations, at least in the near term. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations and integrating personnel with disparate business backgrounds. Furthermore, the process of combining the companies could have a material adverse effect on employee morale and on the ability of the Company to retain the key management, technical and sales and marketing personnel who are critical to the Company's future operations. In addition, the consummation of the acquisition could cause customers or potential customers to delay or cancel orders for products as a result of uncertainty over the integration and support of the Company's products. There can be no assurances that the Company's current management will be capable of managing the combined operations, or UniCAD's existing strategic relationships with its customers, effectively. In addition, it is possible that the business and management changes brought by the acquisition may cause key employees to leave UniCAD or cause the Company to terminate key employees of UniCAD. Any failure by UniCAD or the Company to retain and attract key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

     The anticipated benefits of the recently announced agreement to be acquired by Cadence will not be achieved unless Cadence and the Company are successfully combined in an efficient and timely manner. The announcement of the proposed acquisition by Cadence could have a material adverse effect on employee morale and on the ability of the Company to retain the key personnel who are critical to the Company's future operations and could cause customers or potential customers to delay or cancel orders for products as a result of uncertainty over the integration and support of the Company's products, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

                                    PART II


ITEM 1. LEGAL PROCEEDINGS

     On July 29, 1996, the Company was sued by Cadence in the Superior Court of Santa Clara County (Case No. CV759629) in California. The complaint sought to enjoin the Company from selling a translator that was created by a third party that allows the Company's integrated circuit routing software (IC Craftsman) to connect to Cadence's software. The complaint alleged that the product was not authorized by Cadence's license agreements with the third party or the Company. The Company has sold the translator with a limited number of IC Craftsman products over the last 11 months. The complaint also sought damages from the Company.

     On September 12, 1996, the Company and Cadence settled the lawsuit filed against the Company by Cadence. The legal costs related to the lawsuit are approximately $350,000. Except for the payment of such legal costs, the lawsuit is not expected to have a material adverse impact on the Company's future results of operations or financial condition.

     As part of the settlement, Cadence has become a preferred services provider for the Company's IC and PCB design tools, giving Cadence's professional services organization access to the Company's tools to fulfill service agreements with mutual customers. In addition, the Company signed an expanded agreement allowing its products to interface with Cadence's IC and PCB design solutions.

ITEM 2. CHANGES IN SECURITIES

     The Company has never declared or paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the forseeable future. On November 12, 1996, the Company filed a report on Form 8-K describing an Agreement and Plan of Merger and Reorganization entered into with Cadence on October 28, 1996 ("Reorganization Agreement"). The Company has agreed not to declare or pay dividends on its common stock without the consent of Cadence during the term of the Reorganization Agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     The following exhibits are filed herewith or incorporated by reference:

EXHIBIT
NUMBER                   EXHIBIT TITLE
------                ----------------

(a)  See attached Exhibit Index.

(b)  Reports on Form 8-K.
     --------------------

     The Company filed a report on Form 8-K on September 12, 1996 to report the Company's acquisition of UniCAD and filed an amendment to such report on Form 8-K on November 12, 1996 to include the required financial statements of UniCAD and the required pro-forma financial information.

     Subsequent to the end of the third quarter, the Company filed a report on Form 8-K on November 12, 1996 to report that the Company had signed a definitive agreement to be acquired by Cadence.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 1996      COOPER & CHYAN TECHNOLOGY, INC.


                                By: /s/ Robert D. Selvi
                                   ------------------------------
                                   Robert D. Selvi
                                   Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Chief Accounting Officer)


                                    EXHIBIT INDEX
EXHIBIT                                                                                       PAGE
-------                                                                                       ----
NUMBER                   EXHIBIT TITLE                                                       NUMBER
------                   -------------                                                       ------

10.01               CBDS License Agreement dated as of July 22, 1996 among
                    Cooper & Chyan Technology, Inc., UniCAD, Inc., and Northern
                    Telecom Limited.(1)**

11.01               Statement of Computation of Net Income Per Share.(2)                       21

27.01               Financial Data Schedule, which is submitted electronically                 22
                    to the Securities and Exchange Commission for information
                    only and is not filed.(2)

(1) Incorporated by reference to Exhibit I of Exhibit 2.01 in the Company's Form 8-K/A filed with the Securities and Exchange Commission on November 12, 1996.

(2) Filed herewith.

** Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been separately filed with the Securities and Exchange Commission.