Form 10-K405
period 1996-12-31
COOPER & CHYAN TECHNOLOGY INC
filed 1997-03-28
CIK 849585

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE TRANSITION PERIOD FROM _______TO_________

COMMISSION FILE NUMBER: 0-26750

                        COOPER & CHYAN TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                              77-0206252
   (State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)               Identification No.)
   1601 SOUTH DE ANZA BOULEVARD
       CUPERTINO, CALIFORNIA                          95014
(Address of principal executive offices)            (Zip code)

                                (408) 366-6966
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997, was approximately $229 million.

As of March 17, 1997, Registrant had outstanding 13,197,399 shares of Common Stock.


See Exhibit Index on page 59.                               Page 1 of 74

                        COOPER & CHYAN TECHNOLOGY, INC.
                               ANNUAL REPORT ON
                                   FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                               TABLE OF CONTENTS



       FORM 10-K                            NAME OF ITEM                    PAGE
       ITEM NO.                             ------------                    ----
       ---------
       PART I
        Item 1.      Business..............................................    3
        Item 2.      Properties............................................   18
       PART II
        Item 5.      Market for the Registrant's Common Equity and
                     Related Stockholder Matters...........................   19
        Item 6.      Selected Consolidated Financial Data..................   20
        Item 7.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.........   22
        Item 8.      Financial Statements and Supplementary Data...........   29
       PART III
        Item 10.     Directors and Executive Officers of the Registrant....   46
        Item 11.     Executive Compensation................................   48
        Item 12.     Security Ownership of Certain Beneficial
                     Owners and Management.................................   51
        Item 13.     Certain Relationships and Related Transactions........   53
       PART IV
        Item 14.     Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K...........................................   53
                     Signatures............................................   56

                                    ______________________

     ShapeBased, UniCAD, SyntheSolve and IC Craftsman in combination with "Inspector," "Apprentice," "Journeyman," "Master" or "Global/Power Router" and SPECCTRA in combination with "AutoRoute," "EditRoute" or "AutoPlace," are trademarks of the Company. SPECCTRA, IC Craftsman, and UniSolve are registered trademarks of the Company.

                                    PART I


ITEM 1.  BUSINESS

     Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth and the other risks detailed herein, including, without limitation, the risks described in this Item 1, "Business," and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

GENERAL

     Cooper & Chyan Technology, Inc. ("CCT" or the "Company") develops, markets and supports software tools that help designers route the wires that interconnect the electronic devices on high performance printed circuit boards ("PCBs") and integrated circuits ("ICs"). CCT's products are differentiated by CCT's proprietary ShapeBased technology, which CCT believes offers significant advantages over traditional grid-based routing tools for complex PCB and IC design applications. CCT initially developed ShapeBased routing products for the PCB market and introduced its first product, SPECCTRA, in December 1989. In early 1995, CCT entered the IC layout market by leveraging its ShapeBased routing technology to develop its IC Craftsman product line. IC Craftsman is designed to solve the interconnect problems inherent in deep submicron IC design. In addition, CCT's wholly owned subsidiary, UniCAD, Inc. ("UniCAD") acquired by CCT on August 28, 1996, develops, markets and supports a number of additional electronic design software tools incorporating design layout, manufacturing and analysis capabilities.

     CCT has established a broad base of customers for its SPECCTRA product line including AT&T Corp., Hewlett-Packard Company, IBM, Motorola, Inc., NEC Corp., Northern Telecom Limited, Siemens AG and Toshiba Corporation. In addition, CCT has licensed its IC Craftsman products to a number of customers including Applied Micro Circuits Corporation, Advanced Micro Devices, Analog Devices, Inc., Lucent Technologies, Matsushita, Motorola, Inc., Sharp Electronics, Silicon Graphics, Inc., Sun Microsystems, Inc., Texas Instruments, Inc. and Toshiba Corporation.

     On October 28, 1996, CCT entered into an Agreement and Plan of Merger and Reorganization (the "Reorganization Agreement") with Cadence Design Systems, Inc., a Delaware corporation ("Cadence"), pursuant to which, upon fulfillment or waiver of certain conditions, CCT will become a wholly owned subsidiary of Cadence in a stock-for-stock merger that is expected to be tax free and accounted for as a pooling of interests (the "Merger"). On January 24, 1997, at a special meeting of the stockholders of the Company, the stockholders approved and adopted the Reorganization Agreement and approved the Merger. Upon consummation of the proposed Merger, each outstanding share of Common Stock of the Company will be converted into the right to receive eighty-five hundredths (0.85) of a share of common stock of Cadence. The Merger is subject to certain conditions, including the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). There can be no assurance that such conditions will be satisfied or waived and, accordingly, there can be no assurance that the Merger will be consummated. On January 3, 1997, CCT and Cadence announced that they each had received requests for additional information from the United States Federal Trade Commission (the "FTC") with respect to the Merger. The FTC action has the effect of extending the waiting period under the HSR Act applicable to the Merger. Both Cadence and CCT have provided such additional information to the FTC and the FTC is continuing to evaluate the Merger. See Item 1, "Business--Merger with Cadence Design Systems, Inc."

INDUSTRY BACKGROUND

     There has been substantial growth in the market for more sophisticated, miniaturized electronic products such as cellular telephones and laptop computers. These products have been enabled, in significant part, by improvements in design and manufacturing technology, which have made possible increasingly complex, high performance PCBs and ICs. In the 1970s, a typical PCB consisted of a few hundred components integrated on a double-sided board, and a typical IC consisted of a few thousand transistors implemented in five micron technology. Today, designers are creating PCBs consisting of ten or more layers and over 1,000 components, and ICs consisting of millions of transistors implemented in 0.5 micron or smaller ("deep submicron") geometries. In addition, PCBs and ICs are now capable of operating at frequencies above 50 MHz ("fast circuits"). While these devices provide much higher performance, they also exhibit physical phenomena such as electromagnetic emissions ("EMI"), cross-talk and thermal characteristics that are not easily predictable and that present additional challenges for the design of fast circuit PCBs and ICs. At the same time, competitive pressures are forcing designers to shorten development cycles in order to bring products to market more rapidly. These trends have introduced new challenges into the design process.

     Electronic design automation ("EDA") software has been an important enabling technology to help designers achieve advances in high performance PCBs and ICs by bringing greater efficiency and productivity to electronic design. Routing, a critical phase of the physical design process, defines the electrical interconnections by "wires" and vias among the various electronic components (such as ICs on a PCB, or transistors on an IC). Routing must satisfy the engineer's design requirements and obey design constraints such as electrical signal timing and physical spacing. Routing affects manufacturability, die size for ICs and the number of layers for PCBs and, therefore, can directly impact performance, time-to-market and design and production costs. If a routing tool fails to obey design constraints, additional iterations between the functional and physical design stages may be required, increasing the cost and time required to complete a design.

     Accordingly, there is growing demand for routing tools that automate the interconnection of fast circuits while obeying design constraints and without wasting valuable PCB or IC space. Furthermore, optimal tools will consider, analyze and verify fast-circuit physical phenomena as the routing proceeds and make adjustments as necessary.

THE CCT SOLUTION

     CCT has pioneered the development of ShapeBased autorouting tools to meet the interconnect requirements of fast circuit PCBs and ICs. CCT's ShapeBased technology models the physical components on the circuit layers as a set of exact shapes (e.g., circles, rectangles, paths and polygons). Unlike grid-based systems, each shape retains the key electrical characteristics of the component it represents. Because electrical properties of the components are known, this allows CCT's autorouter to more effectively obey design and space constraints while completing the interconnect.

     CCT believes its products offer the following benefits:

     . Improve Design Completion Rates. CCT's ability to optimize component placement and interconnection can result in fewer design iterations and higher design completion rates than traditional grid-based solutions.

     . Reduce Design Costs; Faster Time-to-Market. On large complex designs, manual routing can take several days and may take several weeks, especially when fast circuit rules must be obeyed. Using CCT's autorouter, routing can often be completed overnight, resulting in significant labor savings. Further, developers are often able to complete the physical design process more quickly than with grid-based or manual routing by minimizing iterations between the logical, physical and manufacturing stages.

     . Control Noise and Crosstalk. CCT's proprietary software is designed to control noise and crosstalk during the autorouting process, thus producing a correct circuit for input to the analysis and verification step of the physical design process. Without automatic crosstalk prevention, designers are required to manually repair crosstalk problems, increasing design time.

     . Manage Interconnect Timing. CCT's software shortens or lengthens the interconnections to manage the interconnect signal delay between components. The autorouter obeys rules specified by the designer resulting in precise interconnect timing.

     . Reduce Production Costs. When compared to grid-based solutions, CCT's technology optimizes space and, in many instances, reduces the number of interconnect layers on a PCB, thereby reducing production costs. For an IC, the ability of CCT's software to obey fast circuit constraints can enable routing completion without increasing IC die size.

     . Integrate with Design Environments and Leading Analysis Tools. The open architecture of CCT products "plugs-in" to all major CAD systems, supports third party interfaces such as signal analysis tools and facilitates integration with other EDA vendor tools. Customers can preserve their existing investment in tools, models and design databases while taking advantage of CCT's leading-edge technology.

     In addition, on August 28, 1996, CCT acquired UniCAD. UniCAD, now a wholly owned subsidiary of CCT, develops, markets and supports a broad range of electronic design software tools incorporating design layout, manufacturing and analysis capabilities. Of particular interest to CCT are UniCAD's analysis products, which allow designers to measure and evaluate the critical performance characteristics of PCBs including the effects of various physical phenomena.
CCT believes that the planned integration of UniCAD's analysis tools with its SPECCTRA routing products will offer designers the ability to concurrently route and analyze the interconnect of PCBs. CCT believes such concurrent analysis of physical phenomena during the routing process should further improve the efficiency and effectiveness of the design process for fast circuit PCBs by reducing the need for inefficient design constraints and/or the iterative design process traditionally used to address the effects of such physical phenomena.

PRODUCTS

     CCT has developed the SPECCTRA product line for PCBs and the IC Craftsman product line for ICs. CCT's products are designed to be compatible with all of the commonly used EDA environments and integration pathways, and can be installed readily into a wide variety of CAD environments. The product lines consist of various base products with optional features that can be customized for major platforms and operating systems. CCT's products are written in C and C++, and support industry standards such as Motif, X-Windows, GDSII Stream format and EDIF.

     SPECCTRA

     The SPECCTRA product line, introduced in 1990, is an advanced place and
route system for the design of high   density, fast circuit PCBs.  Since its
introduction, CCT has released new versions of its SPECCTRA product line approximately once each year. SPECCTRA products are offered in the form of three base products: AutoRoute, EditRoute, and AutoPlace. Customers can choose the combination of base products and options to fit their design needs.

     . AutoRoute. AutoRoute provides automatic routing of high density multi-layer PCBs and achieves 100% completion on most designs. An option is provided for routing PCBs with fast circuits that includes features to control crosstalk, manage interconnect timing and route fast circuit signals such as differential pairs and shielded nets. A design for manufacturability option provides automatic wire spreading to improve yield and automatic test point generation that assigns in-circuit test vias for each test signal.

     . EditRoute. EditRoute is a manual routing tool that provides designers with interactive control of the interconnect wires and vias.
          EditRoute is compatible with AutoRoute and uses many of the same algorithms. For example, when new wire is added manually, EditRoute can automatically shove aside an entire bus of wires if needed to make room for the new wire.

     . AutoPlace. AutoPlace provides ShapeBased automatic placement of components on PCBs without the need to specify a grid. Comprehensive floorplanning and autoclustering features support power and height constraints and also provide for the separation of analog and digital circuits. AutoPlace is compatible with AutoRoute and also provides an extensive set of interactive placement features.

     IC Craftsman

     The IC Craftsman product line delivers place and route solutions for high speed digital, analog and deep submicron integrated circuit designs. IC Craftsman is built upon the proven ShapeBased technology of SPECCTRA but is enhanced to meet the needs of IC designers. Fast circuit capabilities are included in all IC Craftsman products to satisfy timing and control crosstalk. CCT offers a base product, Inspector, and four additional premium models, Apprentice, Journeyman, Master and Global Power/Router, that add additional features.

     . Inspector. Inspector employs a Motif-based graphical user interface ("GUI") to check design rule compliance for many high speed digital and analog IC layout requirements. Inspector checks for placement violations, clearance violations, timing violations and crosstalk violations. Detected violations are displayed graphically and characterized textually in reports.

     . Apprentice. Apprentice contains all the capabilities found in Inspector, while adding a complete place and route editing environment. Apprentice's ShapeBased wire editing supports wire push, shove, copy and move functions that improve the layout designer's productivity when compared to polygon layout editors. During wire editing, the wire plowing feature automatically pushes existing routes aside and routes around layer obstructions. Using the shove capability, the designer can quickly move a route that in turn will shove existing routes, even over pins, vias and other obstructions.

     . Journeyman. Journeyman adds ShapeBased autorouting to all of the capabilities of Apprentice. It uses timing constraints derived from popular timing analysis tools to meet signal or path timing requirements. Journeyman also includes the autorouting of variable width and spacing wires, and automatic design clean-up to remove unnecessary wire bends and vias to improve manufacturability.

     . Master. Master includes all of Journeyman's features and provides timing-controlled routing capabilities by enforcing interconnect delay rules and handles crosstalk by managing the spacing of parallel interconnects. Master supports topology sensitive routing by providing functions for automatic differential pair routing, automatic net shielding and design rules by area.

     . Global/Power Router. The Global/Power router option is used primarily for top level chip assembly applications. It provides control features to minimize wire length and congestion, dynamically changes layer direction to improve routability while observing wire width, spacing and other fast circuit rules, and routes pins to power trunks and power pins to input/output paths in ring configurations.

     UniCAD Products

     In addition to the SPECCTRA and IC Craftsman product lines offered by CCT, CCT's wholly owned subsidiary, UniCAD, offers a broad range of electronic design software tools incorporating design layout, manufacturing and analysis capabilities. UniCAD was founded in 1993 to commercialize and support certain computer aided analysis and design tools that originated within the Bell-Northern Research Laboratories, a wholly-owned subsidiary of Northern Telecom Limited ("Nortel"). These tools have been developed over a period of several years for the express purpose of supporting the large number of engineers, designers and manufacturing needs within Nortel. Nortel has licensed these tools and the underlying technology supporting these tools to UniCAD and Nortel is restricted from further licensing such technology to others for use in computer aided analysis and design. From this technology, UniCAD has developed an integrated set of software tools that create a "virtual or computer prototype" of a PCB design at various points in the design process. CCT believes that, as the percentage of high-speed PCB designs increases, the demand for such integrated tool sets will also increase. UniCAD is actively engaged in continued development and support of products based on such underlying technology for Nortel and other commercial customers. UniCAD's products, among others, include:

     . UniSolve. UniSolve provides computer-aided analysis and prediction tools in an environment that enables the transparent exploration of interdependencies among various types of electrical integrity and performance issues such as EMI, digital and analog signal integrity, RF/IF, thermal budgeting and component reliability.

     . SyntheSolve. SyntheSolve provides concurrent analysis and layout of high-speed PCBs and multi-chip modules ("MCMs"). SyntheSolve combines SPECCTRA's ShapeBased placement and routing with the UniSolve analysis tool suite. This gives engineers a comprehensive tool for fast-circuit PCB design that reduces design iterations. The impact of design decisions made in one area are automatically considered in other areas. For example, while analyzing the effect that a placement change has on compliance with EMI constraints, SyntheSolve will automatically indicate changed thermal conditions and their effect on signal integrity.

     CCT's products are generally licensed to customers under perpetual, non-exclusive license agreements. License agreements generally limit use of products to a certain number of users at any one time. The selling prices for SPECCTRA configurations range from $1,000 to $65,000, depending on options, capacity and platform. IC Craftsman prices range from $10,000 to $150,000. UniCAD product configurations generally range from $5,000 to $40,000, also depending on options, capacity and platform. In connection with the licensing of CCT's products, most of CCT's customers also enter into maintenance agreements that entitle them to technical support and periodic upgrades. Service revenue from such maintenance agreements and other training and consulting services provided by CCT, accounted for approximately 39%, 33% and 28% of CCT's total revenue in 1994, 1995 and 1996, respectively.

     The SPECCTRA product line accounted for approximately 70%, 60% and 47% of CCT's total revenue in 1994, 1995 and 1996, respectively. The IC Craftsman product line, introduced in early 1995, accounted for approximately 15% of CCT's total revenue in 1995 and 38% of CCT's total revenue in 1996. UniCAD products have accounted for approximately 30%, 25% and 15% of CCT's total revenue in 1994, 1995 and 1996, respectively.

SALES AND MARKETING

     CCT markets its products worldwide through an extensive distribution network. Direct and third party sales channels are used for all products and geographic areas. The PCB CAD layout industry is fragmented into many small segments serving specialized product niches, platforms and nationalities. As a result, CCT supplements its direct sales effort in the PCB segments by offering its products through OEMs that bundle CCT's products with their CAD systems and through distributors. Since the IC market is composed of a well known group of large companies, CCT's IC product line is sold primarily by CCT's direct sales force.

     Sales Through OEMs and Distributors

     CCT has built a substantial network of OEMs and distributors. CCT maintains contractual relationships with its OEMs that provide for non-exclusive licenses of CCT's products to the OEM and the payment of royalties and maintenance fees to CCT. These contractual relationships generally do not require any set amount of purchases from an OEM. CCT's major OEMs are Mentor Graphics Corporation ("Mentor Graphics"), Accel Technologies, Inc. ("Accel") and PADS Software, Inc. ("PADS"). CCT uses a network of distributors to supplement its OEM activities outside the United States.

     A significant portion of CCT's domestic and international license and service revenue comes from OEMs, which incorporate CCT's products into their CAD systems, and distributors. During 1994, 1995 and 1996, revenue from distributors and OEMs accounted for approximately 50%, 36% and 28%, respectively, of CCT's total revenue. In particular, CCT has been, and to a lesser extent continues to be, dependent upon one of its OEMs, Mentor Graphics. During 1994, 1995 and 1996, sales of licenses to Mentor Graphics accounted for approximately 20%, 11%, and 9%, respectively, of CCT's total revenue.

     CCT is dependent upon the continued viability and financial stability of its distributors and OEMs. Since CCT's products are used by highly skilled professional engineers, an effective distributor or OEM representative must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. In addition, CCT's distributors and OEMs generally offer products of several different companies, including in some cases products that are competitive with CCT's products. Although CCT is not aware of any financial difficulties being experienced by any of its major OEMs or distributors there can be no assurance that Mentor Graphics or any of CCT's distributors or other OEMs will be able to continue to market, service and support CCT's products effectively, that economic conditions or industry demand will not adversely affect these distributors and OEMs, that Mentor Graphics or any distributor or other OEM that licenses CCT's products will choose to continue to license such products or that any of these distributors and OEMs will not devote greater resources to marketing and supporting other products of other companies. The current OEM agreement with Mentor Graphics will expire on March 31, 1998. There can be no assurance that CCT will reach a subsequent agreement with Mentor Graphics. Should CCT fail to reach a subsequent agreement with Mentor Graphics, there can be no assurance that CCT would be successful in either securing alternative channels of distribution for its products or expanding its own direct sales to replace Mentor Graphics. The loss of, or a significant reduction in revenue from, Mentor Graphics or any of CCT's distributors or other OEMs could have a material adverse effect on CCT's business, financial condition and results of operations, at least to the extent such loss is not offset by a corresponding increase in CCT's direct sales.

     Direct Sales

     CCT maintains domestic sales and support offices in Cupertino, California; Nashua, New Hampshire; and Austin, Texas; as well as a telesales group operating from its headquarters. CCT also has sales support personnel located in Massachusetts, Pennsylvania and Florida. CCT's international sales and support offices are located in Munich, Germany; Paris, France; Tokyo, Japan; and Bracknell, United Kingdom. As of December 31, 1996, CCT employed 21 sales representatives, including field managers, and 19 application engineers.

     Over the past two years CCT has significantly increased its sales and marketing personnel. The increase in sales and marketing personnel was begun in anticipation of the introduction of the IC Craftsman product line and was continued in order to expand worldwide distribution, principally in Europe and Japan. While CCT anticipates an increase in revenues as the IC Craftsman product line gains commercial acceptance and international sales increase, there can be no assurance that CCT will continue to achieve revenue levels that justify the increased expenses. CCT has relatively little experience in direct sales in the IC market. There can be no assurance that expansion of CCT's direct sales efforts will succeed or that such expansion will result in
increased sales.   Although the success of this direct channel has reduced CCT's dependence on the OEM channel, there can be no assurance that the expansion of this channel will not have an adverse effect on existing distributor and OEM relationships.

     International Sales

     During 1994, 1995 and 1996, CCT derived 51%, 48% and 40%, respectively, of its total revenue from the licensing and support of its software products outside the United States. CCT expects that international license and service revenue will continue to account for a significant portion of its revenues in the future and that CCT's continued growth and profitability will require expansion of its sales in foreign markets. Mentor Graphics, Marubeni Hytech Corporation ("Marubeni") and Zuken, Inc. distribute CCT's products in Japan. Mentor Graphics and a number of other companies distribute CCT's products throughout Asia. In Europe, CCT's PCB products are distributed through Mentor Graphics, PADS, Accel and a number of other companies.

     CCT's international revenue involves a number of risks, including the impact of possible recessionary environments in economies outside the United States, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers, foreign currency exchange rate fluctuations, difficulties in staffing and managing foreign operations, the burdens of complying with a variety of foreign laws, potentially adverse tax consequences and political and economic instability. There can be no assurance that the foregoing factors will not have a material adverse effect on CCT's future international license and service revenue, and, consequently, on CCT's business, financial condition and results of operations.

     CCT has expanded its sales and support organizations in Europe and Asia, which has resulted in an increase in sales and marketing expenses. CCT intends to further expand these organizations, resulting in additional increases in sales and marketing expenses. However, CCT expects the growth rate of such expenses to be lower than in the past. There can be no assurance that CCT will be able to sustain or increase revenue derived from international licensing and service. Any failure to expand sales in foreign markets would have a material adverse effect on CCT's business, financial condition and results of operations.

COMPETITION

     The EDA software industry is highly competitive and is characterized by continued advances in technology. CCT must continue to enhance its current products and develop and introduce new products which address the rapidly changing requirements of the marketplace. CCT believes that a number of factors will be necessary for its products to continue to achieve broad market acceptance. These factors include performance, price, interoperability with existing systems and the customer's assessment of CCT's technical, managerial, service and support expertise and capability.

     CCT faces intense competition in both the PCB and IC markets. Certain of CCT's competitors, including Mentor Graphics, also have OEM arrangements with CCT and bundle the SPECCTRA product line with their own products. There can be no assurance that CCT's participation in the IC market will not be viewed unfavorably by CCT's OEMs and have an adverse effect on SPECCTRA OEM sales. CCT also competes with the internal design groups of its existing and potential customers, who may be reluctant to purchase products offered by independent vendors.

     CCT expects that it will face increasing pricing pressures from its current competitors and new market entrants. There can be no assurance that CCT's competitors will not engage in pricing practices that are detrimental to CCT.
In addition, CCT believes that the amount of design work done by the users of CCT's products on Windows-based personal computers is increasing relative to UNIX-based workstations. This trend has led to a decrease in the average selling prices of CCT's products. If this trend continues, it may continue to negatively impact CCT's average selling prices. There can be no assurance that such decreases in average selling price will be offset by an increase in the volume of sales.

     Many of CCT's current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than CCT. There can be no assurance that CCT's competition will not be able to develop products comparable or superior to those developed by CCT, adapt more quickly to new technologies, evolving industry trends or customer requirements than CCT, or devote greater resources to the development, promotion and sale of their products than CCT. In addition, current competitors of CCT have established and may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of CCT's existing and prospective customers. Such alliances among competitors could present increased competition to CCT. Moreover, the EDA industry has become increasingly concentrated in recent years as the result of numerous mergers and acquisitions. CCT expects that competition may increase as a result of this increased concentration. There can be no assurance that CCT will be able to compete successfully against current and future competitors or that competitive pressures faced by CCT will not have a material adverse effect on its business, financial condition and results of operations.

     In addition, the introduction or announcement by CCT or one or more of its competitors of products embodying new technologies or features could render CCT's existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by CCT or one or more of its competitors will not cause customers to defer purchases of existing Company products. Such deferral of purchases could have a material adverse effect on CCT's business, financial condition and results of operations.

PROPRIETARY RIGHTS

     CCT's success is heavily dependent upon its proprietary software technology. CCT does not currently have any patents and relies principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its technology, including its ShapeBased technology. CCT generally enters into confidentiality and/or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. CCT's software is shipped with a software security lock which limits software access to authorized users. In addition, CCT does not license or release its source code, except in connection with source code escrow arrangements. However, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. There also can be no assurance that the additional steps taken by CCT will prevent misappropriation of its technology. Any failure by or inability of CCT to protect its proprietary technology could have a material adverse effect on CCT's business, financial condition and results of operations. Furthermore, such protections do not preclude competitors from developing products with functionality or features similar to CCT's products, and there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to CCT's technologies. However, CCT believes that, due to the rapid pace of innovation within the EDA industry, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than are the various legal protections of its technology.

     CCT does not believe its products infringe the proprietary rights of any third parties. However, there can be no assurance that infringement claims will not be asserted against CCT or its customers. As the number of software products in the industry increases and the functionality of these products further overlaps, CCT believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could adversely affect CCT's business, financial condition and results of operations. Parties making claims against CCT could secure substantial damages, as well as injunctive or other equitable relief, which could effectively block CCT's ability to license its products in the United States or abroad. Such a judgment could have a material adverse effect on CCT's business, financial condition and results of operations. If it appears necessary or desirable, CCT may seek licenses to intellectual property that it is allegedly infringing. CCT is not currently seeking any such license. There can be no assurance, however, that licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered license would be acceptable to CCT. The failure to obtain the necessary licenses or other rights could have a material adverse effect on CCT's business, financial condition and results of operations. As the number of software products in the industry increases and the functionality of these products further overlaps, CCT believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could adversely affect CCT's business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1996, CCT had a total of 168 regular employees, including 70 in research and development, 63 in sales and marketing, 19 in general and administrative functions and 16 in operations. Of these employees, 119 were located in the United States, 34 in Canada, 9 in Europe and 6 in Japan.

     CCT's future depends in large part on the continued service of its key technical personnel, in particular its founders, and its ability to continue to attract and retain such personnel, many of whom are highly skilled. The competition for such personnel in the software industry in general, and the EDA industry in particular, is intense, and there can be no assurance that CCT will retain its key technical personnel or continue to attract such personnel in the future. There are only a limited number of qualified EDA engineers, and competition for such individuals is especially intense. CCT has at times experienced and continues to experience difficulty in recruiting qualified technical personnel. Although such difficulties have not had a material impact on CCT's business to date, there can be no assurance that such difficulties will not do so in the future. Generally, CCT's employees are not bound by employment or noncompetition agreements or covered by key man life insurance policies. In addition, competitors may attempt to recruit CCT's key employees. The loss of any key technical, management or marketing personnel or the failure to recruit such personnel successfully in the future could have a material adverse effect on CCT's business, financial condition and results of operations.

MERGER WITH CADENCE DESIGN SYSTEMS, INC.

     General

     On October 28, 1996, CCT entered into an Agreement and Plan of Merger and Reorganization (the "Reorganization Agreement") with Cadence Design Systems, Inc., a Delaware corporation ("Cadence"), pursuant to which, upon fulfillment or waiver of certain conditions, CCT will become a wholly owned subsidiary of Cadence in a stock-for-stock merger that is expected to be tax free and accounted for as a pooling of interests (the "Merger"). On January 24, 1997, at a special meeting of the stockholders of the Company, the stockholders approved and adopted the Reorganization Agreement and approved the Merger. Upon consummation of the proposed Merger, each outstanding share of Common Stock of the Company will be converted into the right to receive eighty-five hundredths (0.85) of a share of common stock of Cadence. The Merger is subject to certain conditions, including the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). There can be no assurance that such conditions will be satisfied or waived and, accordingly, there can be no assurance that the Merger will be consummated. On January 3, 1997, CCT and Cadence announced that they each had received requests for additional information from the United States Federal Trade Commission (the "FTC") with respect to the Merger. The FTC action has the effect of extending the waiting period under the HSR Act applicable to the Merger. Both Cadence and CCT have provided such additional information to the FTC and the FTC is continuing to evaluate the Merger. See "--Regulatory Matters," below.

     The anticipated benefits of the Merger with Cadence will not be achieved unless Cadence and CCT are successfully combined in an efficient and timely manner. Failure to promptly consummate the Merger could have a material adverse effect on employee morale and focus, which could cause an interruption of, or a loss of momentum in, the activities of CCT's business, which, in turn, could have a material adverse effect on CCT's business, financial condition and results of operations, at least in the near term. Failure to promptly consummate the Merger could also have a material adverse effect on the ability of CCT to retain the key personnel who are critical to CCT's future operations and could cause customers or potential customers to delay or cancel orders for products as a result of uncertainty over the integration and support of CCT's products, either of which could have a material adverse effect on CCT's business, financial condition and results of operations. Also, pursuant to the Reorganization Agreement, CCT has made certain covenants to Cadence regarding, among other things, capital expenditures and the hiring of new employees. See "--Conduct of Business" below. Consistent with these covenants, CCT has delayed the hiring of a number of new employees and has delayed certain capital expenditures required to enhance and upgrade its operational and internal management systems. There can be no assurance that such delays will not have a material adverse effect on CCT's business, financial condition and results of operations.

     Conversion of CCT Securities

     Subject to the terms and conditions of the Reorganization Agreement, at the Effective Time (as defined below), a wholly owned subsidiary of Cadence ("Cadence Merger Sub") will merge with and into CCT, the separate existence of Cadence Merger Sub will cease and CCT will become a wholly owned subsidiary of Cadence. At the Effective Time, by virtue of the Merger and without any action on the part of Cadence, Cadence Merger Sub, CCT or any holder of shares of CCT Common Stock, the following will occur:

     . Conversion of CCT Common Stock. At the Effective Time, each share of CCT Common Stock then outstanding (except for any such shares held by CCT as treasury stock and any such shares held by Cadence or any subsidiary of Cadence or CCT) will be converted into the right to receive eighty-five hundredths (0.85) of a share of Cadence Common Stock (the "Exchange Ratio"), including, with respect to each whole share of Cadence Common Stock to be received, the right to receive one preferred share purchase right under Cadence's Rights Agreement dated as of February 9, 1996 (the "Rights Plan").

     . CCT Stock Options. At the Effective Time, at the election of Cadence, either (i) all rights with respect to CCT Common Stock under each option granted under CCT's 1989 Stock Option Plan, 1993 Equity Incentive Plan or 1995 Directors' Stock Option Plan or under the Stock Option Plan of UniCAD that has been assumed by CCT (each, a "CCT Option") then outstanding shall be converted into and become rights with respect to Cadence Common Stock, and Cadence shall assume each such CCT Option in accordance with the terms (as in effect as of October 28, 1996) of the Stock Option Plan under which it was issued and the stock option agreement by which it is evidenced, or (ii) Cadence shall replace each such outstanding CCT Option by issuing a substantially equivalent replacement stock option in substitution therefor (in either case with appropriate adjustments based upon the Exchange Ratio). Cadence has agreed to file with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-8 relating to the shares of Cadence Common Stock issuable with respect to the assumed CCT Options no later than five business days after the Effective Time.

     Non-Solicitation

     Pursuant to the Reorganization Agreement, CCT has agreed that it will not directly or indirectly, and will not authorize or permit its subsidiaries, officers, directors, employees, agents, attorneys, accountants, advisors and representatives directly or indirectly to, take certain actions that may encourage or facilitate an Acquisition Proposal (as defined below under "-- Option Agreements") unless, in addition to other conditions, the CCT Board of Directors concludes in good faith (i) based upon the advice of its financial advisor, that such Acquisition Proposal could reasonably be expected to result in a transaction that is more favorable from a financial point of view to the CCT stockholders than the Merger and (ii) after consultation with outside legal counsel, that such action is required in order for the CCT Board of Directors to comply with its fiduciary obligations to CCT's stockholders under applicable law.

     Conduct of Business

     Pursuant to the Reorganization Agreement, CCT has made certain covenants regarding the conduct of CCT's business during the period from the date of the execution of the Reorganization Agreement through the Effective Time, including, without limitation, covenants to: (i) conduct its business and operations (a) in the ordinary course and in accordance with past practices and (b) in compliance with legal requirements and material contracts; (ii) use reasonable efforts to preserve its business organization and the services of its current officers and employees and maintain its relations and good will with suppliers, customers, landlords, creditors, licensors, licensees, employees and other persons; (iii) maintain insurance policies; (iv) provide all reasonable notices, assurances and support required by any material contract relating to proprietary assets; (v) comply with Cadence's reasonable directions with respect to exercising any rights or remedies under certain material contracts; and (vi) cause its officers to report regularly to Cadence concerning the status of the business of CCT. In addition, CCT has agreed not to take or to agree to take certain actions relating to (i) dividends or distributions; (ii) the sale or issuance of securities; (iii) the amendment of stock option plans; (iv) the amendment of charter documents; (v) the formation of subsidiaries or acquisition of equity interests; (vi) capital expenditures; (vii) material contracts; (viii) the acquisition, lease or license of or sale or disposal of assets; (ix) the loaning of money; (x) the establishment or adoption of employee benefit plans;
(xi) the hiring of new employees and consultants; (xii) material changes in accounting; (xiii) material tax elections; (xiv) commencement or settlement of material legal proceedings; and (xv) material transactions.

     Conditions of the Merger

     The obligations of Cadence and Cadence Merger Sub to effect the Merger and otherwise consummate the transactions contemplated by the Reorganization Agreement are subject to the satisfaction of certain conditions relating to, among other things (i) the accuracy of the representations and warranties of CCT contained in the Reorganization Agreement; (ii) the performance by CCT of covenants and obligations contained in the Reorganization Agreement; (iii) the approval and adoption of the Reorganization Agreement and approval of the Merger by the CCT stockholders (which condition was satisfied on January 24, 1997);
(iv) receipt of certain consents; (v) receipt of certain agreements, letters, certificates, legal opinions and resignations (including letters relating to the appropriateness of pooling-of-interests accounting treatment); (vi) continued employment of certain employees of CCT; (vii) subject to certain exceptions, the absence of any material adverse change in CCT's business; (viii) compliance with U.S. Treasury regulations; (ix) the expiration or termination of the waiting period applicable to the Merger under the HSR Act; (x) the listing of the Cadence Common Stock to be issued in the Merger on the NYSE; (xi) the absence of certain litigation or administrative actions or proceedings; and (xii) the absence of restraining orders, injunctions and other legal impediments to the Merger.

     The obligation of CCT to effect the Merger and otherwise consummate the transactions contemplated by the Reorganization Agreement is subject to the satisfaction of certain conditions relating to (i) the accuracy of the representations and warranties of Cadence contained in the Reorganization Agreement; (ii) the performance by Cadence of covenants and obligations contained in the Reorganization Agreement; (iii) the receipt of legal opinions;
(iv) subject to certain exceptions, the absence of any material adverse change in Cadence's business; (v) the expiration or termination of the waiting period applicable to the Merger under the HSR Act; (vi) the listing of the Cadence Common Stock to be issued in the Merger on the NYSE; and (vii) the absence of restraining orders, injunctions and other legal impediments to the Merger.

     There can be no assurance that the conditions to Cadence's or CCT's obligations will be satisfied or waived and, accordingly, there can be no assurance that the Merger will be consummated.

     Regulatory Matters

     Under the HSR Act and the rules promulgated thereunder by the FTC, the Merger may not be consummated until notifications have been given and certain information has been furnished to the FTC and the Antitrust Division and specified waiting period requirements have been satisfied. Cadence and CCT filed notification and report forms under the HSR Act with the FTC and the Antitrust Division on December 5, 1996. These filings commenced a 30-day waiting period under the HSR Act. Prior to the expiration of such period, the FTC requested additional information and documentary material under the HSR Act with respect to the Merger. The FTC action has the effect of extending the waiting period under the HSR Act applicable to the Merger. Both Cadence and CCT have provided such additional information to the FTC and the FTC is continuing to evaluate the Merger.

     The FTC and the Antitrust Division frequently scrutinize the legality under the antitrust laws of transactions such as the Merger. At any time before or after the consummation of the Merger, the FTC, the Antitrust Division, state attorneys general or others could take action under antitrust laws with respect to the Merger, including seeking to enjoin consummation of the Merger, seeking to cause the divestiture of significant assets of Cadence or CCT or their subsidiaries or seeking to impose conditions on Cadence with respect to the business operations of the combined companies. In addition, the review of the Merger by the FTC pursuant to the HSR Act may substantially delay or proscribe consummation of the Merger. There can be no assurance that a challenge to the Merger on antitrust grounds will not be made, or if such challenge is made, that Cadence would prevail or would not be required to terminate the Reorganization Agreement, to divest certain assets, to license certain proprietary technology to third parties or to accept certain conditions in order to consummate the Merger. Cadence does not have any obligation under the Reorganization Agreement to (i) dispose or cause any of its subsidiaries to dispose of any assets, (ii) discontinue or make any changes to its operations or proposed operations or to the operations or proposed operations of any of its subsidiaries, or (iii) make any commitment (to any governmental body or otherwise) regarding its future operations, or the future operations of its subsidiaries, or the future operations of CCT or its subsidiaries, even though the disposition of such assets or the making of such change or commitment might facilitate the obtaining of a required governmental authorization or might otherwise facilitate the consummation of the Merger.

     Termination

     The Reorganization Agreement may be terminated prior to the Effective Time;
(i) by mutual written consent of Cadence and CCT; (ii) subject to certain exceptions, by either Cadence or CCT if the Merger shall not have been consummated by 5:00 p.m. (Pacific Time) on May 7, 1997; (iii) by either Cadence or CCT in connection with certain legal or governmental actions having the effect of permanently restraining, enjoining or otherwise prohibiting the Merger; (iv) in certain circumstances and subject to certain limitations, by Cadence following the material breach of any representation, warranty or covenant of CCT contained in the Reorganization Agreement; or (v) in certain circumstances and subject to certain limitations, by CCT following the material breach of any representation, warranty or covenant of Cadence contained in the Reorganization Agreement.

     Expenses

     Pursuant to the Reorganization Agreement, and with certain limited exceptions, all fees and expenses incurred in connection with the Reorganization Agreement and the transactions contemplated by the Reorganization Agreement shall be paid by the party incurring such expenses, whether or not the Merger is consummated. See Item 7, "Management's Analysis and Discussion of Financial Condition and Results of Operations."

     Effective Time of the Merger; Closing Date

     The Merger will become effective upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware or at such later time as may be specified in the Certificate of Merger (the "Effective Time"). The consummation of the transactions contemplated by the Reorganization Agreement shall take place on a date to be designated by Cadence (the "Closing Date"), which (subject to the satisfaction or waiver of all of the conditions to closing set forth in the Reorganization Agreement) shall be no later than the fifteenth business day after satisfaction of the latest to occur of the conditions related to (i) expiration or termination of the waiting period applicable to the Merger under the HSR Act and (ii) approval for listing on the NYSE of the shares of Cadence Common Stock to be issued in the Merger.

     Voting Agreements

     Pursuant to Voting Agreements dated October 28, 1996 (the "Cadence Voting Agreements"), David Chyan, a director and the Executive Vice President, Product Development of CCT; John F. Cooper, the Chairman of the Board and Chief Technical Officer of CCT; John R. Harding, a director and the President and Chief

Executive Officer of CCT; Robert D. Selvi, the Vice President and Chief Financial Officer of CCT; and William J. Portelli, the Vice President, Marketing of CCT (who collectively beneficially owned, in the aggregate, approximately 37.7% of the outstanding CCT Common Stock (the "Subject Shares") as of December 17, 1996 and are collectively referred to as the "Subject Stockholders") have agreed that, prior to the earlier to occur of the valid termination of the Reorganization Agreement or the Effective Time, they will vote their shares in favor of the adoption and approval of the Reorganization Agreement and approval of the Merger and against (i) any actions that would result in a breach of any representation, warranty, covenant or obligation under the Reorganization Agreement and (ii) certain transactions which are intended to, or could reasonably be expected to, impede, interfere with, delay or adversely affect the Merger or the other transactions contemplated by the Reorganization Agreement or the Cadence Voting Agreements.

     The Cadence Voting Agreements also provide that in the event of an Identified Termination (as defined under "--Option Agreements"), then, prior to 180 days following the date on which the Reorganization Agreement is validly terminated, at any meeting of the stockholders of CCT, however called, and in any written action by consent of stockholders of CCT, unless otherwise directed in writing by Cadence, the Subject Stockholders will vote the Subject Shares (i) against any Acquisition Proposal (as defined under "--Option Agreements") and any related transaction or agreement and (ii) against any action which is intended, or could reasonably be expected, to facilitate the consummation of any Acquisition Transaction; and the Subject Stockholders will not enter into any agreement or understanding with any third party to vote or give instructions in any manner inconsistent with the foregoing.

     Pursuant to the Cadence Voting Agreements, the Subject Stockholders also delivered to Cadence irrevocable proxies with respect to matters covered by the Cadence Voting Agreements. In addition, subject to certain exceptions, the Subject Stockholders have agreed not to sell, transfer, dispose of, encumber or otherwise reduce beneficial ownership of or risk relating to the Subject Shares or any CCT Common Stock subsequently acquired by them until the Effective Time or the valid termination of the Reorganization Agreement (except in the event of an Identified Termination (as defined under "--Option Agreements"), in which case the restrictions continue until 180 days following the date on which the Reorganization Agreement is validly terminated). The Subject Stockholders have also agreed that they will not, directly or indirectly (i) solicit, initiate or encourage the making or announcement of an Acquisition Proposal or take any action that could reasonably be expected to lead to an Acquisition Proposal;
(ii) furnish any nonpublic information regarding CCT to any person in connection with an actual or potential Acquisition Proposal; (iii) engage in discussions with any person regarding an Acquisition Proposal; (iv) approve or recommend any Acquisition Proposal; or (v) enter into any letter of intent or other similar document or contract contemplating or relating to an Acquisition Proposal. The foregoing will not prevent a Subject Stockholder from acting in accordance with the Subject Stockholder's fiduciary duties as a director or officer, provided that the Subject Stockholder complies with certain provisions of the Reorganization Agreement.

     Each Cadence Voting Agreement also provides that (i) each party thereto will hold harmless and indemnify the other party thereto from and against any damages which are incurred by such other party and that arise from any breach of any representation, warranty, covenant or obligation of such party contained therein and (ii) if the Merger is consummated, then, from and after the Effective Time, Cadence will hold harmless and indemnify each Subject Stockholder from and against any damages which are incurred by such stockholder and that arise from any claim against such stockholder by any third party asserting that such stockholder's entering into the Voting Agreement or the grant by such stockholder of the voting rights set forth therein violates any applicable legal requirement.

     Option Agreements

     Pursuant to Option Agreements dated as of November 2, 1996 between Cadence and each of John F. Cooper and David Chyan (the "Option Agreements"), Messrs. Cooper and Chyan have granted to Cadence options (the "Cadence Options") to purchase for cash any or all of their shares of CCT Common Stock at a price of $32.30 per share (subject to adjustment under the Reorganization Agreement). Any or all of the Cadence Options are exerciseable at any time or from time to time upon the occurrence of either of the following events

(each an "Identified Termination"): (i) Cadence or CCT validly terminates the Reorganization Agreement subsequent to the failure of CCT's stockholders to adopt and approve the Reorganization Agreement and approve the Merger at the CCT Special Meeting any time after (a) an Acquisition Proposal (as defined below) has been made, submitted or announced and not Publicly Withdrawn (as defined below) prior to the CCT Special Meeting or (b) the occurrence of a Triggering Event (as defined below) (provided, if such Triggering Event is the result of an Acquisition Proposal such proposal was not Publicly Withdrawn prior to the CCT Special Meeting) or (ii) the Reorganization Agreement is validly terminated by Cadence (at any time prior to the adoption and approval of the Reorganization Agreement and the Merger by the stockholders of CCT) after the occurrence of a Triggering Event. Pursuant to each Option Agreement, the Cadence Options will terminate, to the extent not previously exercised, on the earliest of (i) the date upon which the Effective Time occurs, (ii) 180 days after the occurrence of an Identified Termination (subject to extension in the event a legal impediment precludes exercise) or (iii) the date upon which the Reorganization Agreement is validly terminated other than by virtue of an Identified Termination.

     A "Triggering Event" is deemed to have occurred if: (i) the CCT Board of Directors fails to recommend, or for any reason withdraws or amends or modifies in a manner adverse to Cadence, its unanimous recommendation in favor of the Merger or approval or adoption of the Reorganization Agreement; (ii) the CCT Board of Directors approves, endorses or recommends any Acquisition Proposal;
(iii) CCT enters into any letter of intent or any similar document or any contract relating to any Acquisition Proposal; (iv) CCT fails to hold the CCT Special Meeting as promptly as practicable and in any event within 60 days after the Registration Statement is declared effective; (v) a tender or exchange offer relating to securities of CCT shall have been commenced and CCT shall not have sent to its security holders, within ten (10) business days after the commencement of such tender or exchange offer, a statement disclosing that CCT recommends rejection of such tender or exchange offer; or (vi) an Acquisition Proposal is publicly announced, and CCT (a) fails to issue a press release announcing its opposition to such Acquisition Proposal or (b) otherwise fails to actively oppose such Acquisition Proposal.

     An "Acquisition Proposal" is any offer or proposal (other than an offer or proposal by Cadence) contemplating or otherwise relating to any transaction or series of transactions involving: (i) any merger, consolidation, share exchange, business combination, issuance of securities, acquisition of securities, tender offer, exchange offer or other similar transaction (a) in which CCT is a constituent corporation; (b) in which an individual or entity or "group" (as defined in the Exchange Act and the rules promulgated thereunder) of individuals or entities directly or indirectly acquires CCT or more than 50% of CCT's business or directly or indirectly acquires beneficial or record ownership of securities representing more than 40% of the outstanding securities of any class of voting securities of CCT, or (c) in which CCT issues securities representing more than 40% of the outstanding securities of any class of voting securities of CCT; or (ii) any sale, lease (other than in the ordinary course of business), exchange, transfer, license (other than in the ordinary course of business), acquisition or disposition of more than 50% of the assets of CCT. An Acquisition Proposal shall be deemed to have been "Publicly Withdrawn" only if
(i) the party who made such Acquisition Proposal publicly announces the withdrawal of such Acquisition Proposal; and (ii) there shall not have been any public announcement, or any direct or indirect communication to any of the stockholders of CCT, stating or suggesting the possibility that such Acquisition Proposal might be resubmitted or that such party might make, submit or announce any other Acquisition Proposal.

     Each Option Agreement also provides that (i) each party thereto will hold harmless and indemnify the other party thereto from and against any damages which are incurred by such other party and that arise from any breach of any representation, warranty, covenant or obligation of such party contained therein and (ii) if the Merger is consummated, then, from and after the Effective Time, Cadence will hold harmless and indemnify Messrs. Cooper and Chyan from and against any damages which are incurred by such stockholder and that arise from any claim against such stockholder by any third party asserting that such stockholder's entering into the Option Agreement or the grant by such stockholder of the option set forth therein violates any applicable legal requirement.

     Affiliate Agreements

     It is a condition to consummation of the Merger that each person who is reasonably determined to be an "affiliate," as such term is defined in Rule 145 promulgated under the Act, of CCT execute an agreement that prohibits (i) the sale, transfer or other disposition of Cadence Common Stock received by such person in connection with the Merger unless: (a) such sale, transfer or other disposition is effected pursuant to an effective registration statement under the Act; (b) such sale, transfer or other disposition is made in conformity with the requirements of Rule 145 promulgated under the Act, as evidenced by a broker's letter and a representation letter executed by such stockholder (satisfactory in form and content to Cadence) stating that such requirements have been met; (c) counsel reasonably satisfactory to Cadence shall have advised Cadence in a written opinion letter (satisfactory in form and content to Cadence), upon which Cadence may rely, that such sale, transfer or other disposition will be exempt from registration under the Act or (d) an authorized representative of the Commission shall have rendered written advice to such stockholder to the effect that the Commission would take no action, or that the staff of the Commission would not recommend that the Commission take action, with respect to such sale, transfer or other disposition, and a copy of such written advice and other related communications with the Commission are delivered to Cadence and (ii) the sale, transfer or other disposition of CCT Common Stock, Cadence Common Stock or options or other rights to purchase such stock during the period commencing 30 days prior to the consummation of the Merger through the date on which financial results covering at least 30 days' combined operations of Cadence and CCT are published by Cadence, unless at such time (a) such transfer is a bona fide gift (subject to certain limitations) of CCT Common Stock to members of such person's immediate family and/or certain non-profit charitable organization or (b) such sale, transfer or other disposition does not exceed an aggregate of 1,500 shares of CCT Common Stock. Each person deemed to be an affiliate of CCT has signed such an agreement.

     Employment Agreements

     Cadence has entered into employment agreements (each, an "Employment Agreement" and collectively, the "Employment Agreements"), dated as of October 28, 1996, with certain key employees of CCT, including David Chyan, John R. Harding, Robert D. Selvi and William J. Portelli. All Employment Agreements become effective upon the effectiveness of the Merger and provide for the full-time employment of such persons for a period of time (the "Employment Period") and with compensation as set forth in the individual agreements.

     Mr. Chyan's Employment Agreement specifies an Employment Period of three years and salary of $158,400 per year. Mr. Harding's Employment Agreement specifies a Employment Period of one year, salary of $227,300 per year and a target bonus of $160,400 for fiscal year 1997. Mr. Selvi's Employment Agreement specifies an Employment Period of two years, salary of $167,200 per year and a minimum bonus of $23,950 for each quarter during which he is a full-time employee at the end of such quarter. Mr. Portelli's Employment Agreement specifies an Employment Period of two years, salary of $165,300 per year (plus any reasonable raise granted prior to the Merger) and a minimum bonus of $24,250 for each quarter during which he is a full-time employee at the end of such quarter. The Employment Agreements of Messrs. Selvi and Portelli also provide for part-time employment for up to five hours per month for twelve months beyond the period of full-time employment at a salary of approximately $417.00 per month.

     If Cadence terminates an employee's Employment Agreement without cause (as defined below) during the Employment Period, then Cadence will pay such employee salary and other compensation (but not any bonuses or other cash compensation) for the greater of six months or the remaining portion of such employee's Employment Period. If such employee is terminated by Cadence for Cause, Cadence shall have no further obligations to pay any salary or other compensation to such employee.

     Pursuant to the Employment Agreements, the employee's employment with Cadence will be deemed to have been terminated for "Cause" if his employment is terminated for: (i) any gross misconduct or fraud on the part of such employee in the performance of his employment; (ii) subject to certain exceptions, the conviction of such employee of, or the entry by such employee of a guilty plea with respect to, any felony; and (iii) subject to certain limitations, the material breach by such employee of his employment agreement. In the case of Mr.

Chyan, "Cause" also includes (i) any bad faith by Mr. Chyan in the performance of his employment or (ii) Mr. Chyan's repeated failure to perform reasonable duties assigned to him by Cadence despite the delivery to him of written notice of such failure.

     Noncompetition Agreements

     Certain key employees of CCT, including John F. Cooper, David Chyan, John
R. Harding, Robert D. Selvi and William J. Portelli (the "Noncompete Employees"), each have entered into a Noncompetition Agreement with Cadence and CCT, dated as of October 28, 1996 (each, a "Noncompetition Agreement"). The Noncompetition Agreements contain provisions restricting such employees, for a specified period following the Effective Time (the "Restriction Period") (four years for Messrs. Cooper and Chyan; two years for Mr. Harding and two years for Mr. Portelli (subject to certain modifications); and one year for Mr. Selvi) from (i) engaging in, (ii) owning a substantial interest or otherwise participating in a business involving or (iii) providing any service, support, product or technology to any person or entity involving or relating to, software development in the areas of routing for PCBs, ICs or multichip modules. In addition, the Noncompetition Agreements restrict such employees from: (i) soliciting employees of CCT, Cadence or any subsidiary of Cadence to leave his or her employment with such companies; or (ii) interfering or attempting to interfere with any commercial relationship or prospective commercial relationship of CCT, Cadence or any subsidiary of Cadence. The Noncompetition Agreement of Mr. Harding also provides for him to receive payments from of up to approximately $25,000 per month during the final year of his Restriction Period, subject to Cadence's right to terminate his Noncompetition Agreement and such payments during such final year.

     Interests of Certain Persons in the Merger

     Certain members of CCT's management and Board of Directors may be deemed to have certain interests in the Merger that are in addition to their interests as stockholders of CCT generally. See above under "--Employment Agreements," "-- Noncompetition Agreements," "--Voting Agreements" and "--Option Agreements." Unvested stock options granted to James R. Fiebiger and Yoshikazu Hori under CCT's 1995 Directors' Stock Option Plan become immediately exerciseable as of the Effective Time. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." The existing employment agreements between CCT and each of Messrs. Harding, Selvi and Portelli provide that the unvested stock options granted to such individuals to acquire approximately 206,667, 5,500 and 3,000 shares of CCT Common Stock, respectively, become immediately exerciseable as of the Effective Time. Cadence has also agreed, subject to certain limitations, to indemnify each person serving as an officer or director of CCT as of the date of the Reorganization Agreement from and after the Effective Time for acts or omissions occurring prior to the Effective Time as provided in CCT's bylaws and indemnification agreements between such officers and directors and CCT.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, marketing and research and development facility occupies approximately 31,925 square feet for at a rental rate of $50,647 per month increasing over the term of the lease to $51,349 per month, triple net, in Cupertino, California pursuant to a lease which expires June 30, 2000. In addition, the Company leases and supports offices in Ottowa, Canada; Chicago, Illinois; Nashua, New Hampshire; Austin, Texas; Munich, Germany; Paris, France; Bracknell, United Kingdom; and Tokyo, Japan. None of these facilities are leased at a rental rate in excess of $6,000 per month or are leased for terms longer than 40 months from the date hereof, except for the facility in Ottowa, Canada which is leased at a rental rate of $11,825 per month. The Company believes that its existing facilities are adequate for its current needs but that it may need to seek additional space in the future. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CCTI." The following table lists the high and low closing prices since the Company's Common Stock began trading on the Nasdaq National Market on October 31, 1995.

                                             HIGH       LOW
                                           --------   --------
       Fiscal 1995:
         Fourth Quarter (beginning         $15.8750   $10.7500
          October 31, 1995).............
       Fiscal 1996:
         First Quarter..................   $15.7500   $11.1875
         Second Quarter.................   $25.8750   $13.2500
         Third Quarter..................   $26.3750   $18.2500
         Fourth Quarter.................   $33.2500   $23.7500

     There were approximately 106 holders of record of the Company's Common Stock as of March 17, 1997. This number does not separately count beneficial owners of the Company's Common Stock who hold their Common Stock in street or nominee name. Beneficial owners of the Company's Common Stock number at least 400.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company, general business conditions and contractual restrictions on payment of dividends. Pursuant to the Reorganization Agreement, the Company has agreed not to pay dividends without the consent of Cadence. See Item 1, "Business--Merger with Cadence Design Systems, Inc."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statement of income data for each of the three years in the period ended December 31, 1996 and the consolidated balance sheet data at December 31, 1995 and 1996 are derived from consolidated financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Form 10-K. The consolidated statement of income data for each of the two years in the period ended December 31, 1993 and the consolidated balance sheet data at December 31, 1993 and 1994 are derived from audited consolidated financial statements which are not included in this Form 10-K. The consolidated balance sheet data at December 31, 1992 are derived from unaudited financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------
                                            1992      1993       1994       1995       1996
                                           ------   -------    -------    -------    -------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenue:
     License............................   $3,629   $ 6,263    $ 9,525    $15,661    $27,234
     Service............................      348     1,031      6,020      7,781     10,371
                                           ------   -------    -------    -------    -------
       Total revenue....................    3,977     7,294     15,545     23,442     37,605
                                           ------   -------    -------    -------    -------
Costs and expenses:
     Costs of license revenue...........       88       259        851      1,157      2,015
     Cost of service revenue............       36        93        775        846        941
     Research and development...........    2,115     3,298      5,575      5,893      7,764
     Sales and marketing................      922     1,490      4,899     10,200     14,244
     General and administrative.........      362       488      1,908      3,526      5,662
     Write-offs related to investee
      company...........................       --        --        434        ---         --
                                           ------   -------    -------    -------    -------
       Total costs and expenses.........    3,523     5,628     14,442     21,622     30,626
                                           ------   -------    -------    -------    -------
Income from operations..................      454     1,666      1,103      1,820      6,979
Interest income.........................       20        16         14        231      1,112
Interest expense........................       --        (5)        (5)       (18)       (27)
Equity in losses of investee company....       --       (32)       (87)       ---         --
Other income (loss).....................       38        --        (22)       (38)       (77)
                                           ------   -------    -------    -------    -------
Income before provision for income taxes      512     1,645      1,003      1,995      7,987
Provision for income taxes..............      162       603        359        666      2,715
                                           ------   -------    -------    -------    -------

Net income..............................   $  350   $ 1,042    $   644    $ 1,329    $ 5,272
                                           ======   =======    =======    =======    =======
Net income per share (1)................   $ 0.04   $  0.10    $  0.06    $  0.11    $  0.36
                                           ======   =======    =======    =======    =======
Shares used in computing per share
 amounts (1)............................    9,792    10,135     10,989     12,272     14,503
                                           ======   =======    =======    =======    =======

                                                              DECEMBER 31,
                                           -------------------------------------------------
                                            1992      1993       1994       1995       1996
                                           ------   -------    -------    -------    -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short term
 investments............................   $  331   $ 1,312    $ 2,468    $26,989    $32,846
Working capital.........................      644     1,113      1,123     26,579     36,070
Total assets............................    2,459     4,987      8,357     37,489     52,172
Total stockholders' equity..............    1,297     2,295      2,947     29,414     40,491
---------

(l) For an explanation of the determination of the number of shares used in
    computing per share amounts, see Note l of Notes to    Consolidated
    Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly financial data for each quarter of 1995 and 1996 which has been restated to give retroactive effect to the acquisition by the Company of UniCAD on August 28, 1996, which has been accounted for using the pooling of interests method. See "Notes to Consolidated Financial Statements." Also shown is the quarterly financial data previously reported by the Company for the quarters prior to the pooling with UniCAD.

     In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                 QUARTER ENDED
                                            ----------------------------------------------------------------------------------------
                                            MAR. 31,    JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                              1995        1995       1995        1995       1996       1996       1996        1996
                                            --------    --------   ---------   --------   --------   --------   ---------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue:
 As restated for pooling..............        $ 4,764    $ 5,094     $ 6,162    $ 7,422    $ 7,997    $ 8,246     $ 9,437    $11,925
 As previously reported...............          3,222      3,656       4,843      5,997      6,440      6,981         ---        ---

Gross profit:
 As restated for pooling..............        $ 4,282    $ 4,652     $ 5,735    $ 6,769    $ 7,374    $ 7,647     $ 8,770    $10,858
 As previously reported...............          3,030      3,455       4,624      5,599      6,038      6,642         ---       ---

Income from operations:
 As restated for pooling..............        $   503    $   273     $   475    $   573    $ 1,207    $ 1,454     $ 1,501    $ 2,818
 As previously reported...............             51          1         440        783      1,196      1,555         ---      ---

Net income:
 As restated for pooling..............        $   322    $   191     $   311    $   505    $   978    $ 1,106     $ 1,179    $ 2,009
 As previously reported...............             32         13         289        642        957      1,198         ---        ---
                                              =======    =======     =======    =======    =======    =======      ======     ======
Net income per share:
 As restated for pooling...............         $0.03      $0.01       $0.03      $0.04      $0.07      $0.08       $0.08      $0.13
 As previously reported................          0.00       0.00        0.03       0.05       0.07       0.09         ---       ---
                                              =======    =======     =======    =======    =======    =======     =======    ======

Shares used in per share computation:
 As restated for pooling...............        11,755     11,931      11,991     13,438     14,214     14,345      14,698     14,756
 As previously reported................        11,383     11,559      11,513     12,961     13,759     13,894         ---        ---
                                              =======    =======     =======    =======    =======    =======     =======    =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth and the other risks detailed herein, including, without limitation, the risk described in Item 1, "Business," and this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

OVERVIEW

     CCT develops, markets and supports software tools that help designers route the physical wiring interconnections within high performance PCBs and ICs. CCT was founded in 1989 and licensed its first product, SPECCTRA, for the PCB market in December 1989. CCT has subsequently developed and released several new versions of the product. As of December 31, 1996, SPECCTRA products were available on a broad number of operating system platforms with several available option packages. In 1995, CCT began licensing of its IC Craftsman procust line for the IC market. In addition, CCT's recently acquired subsidiary, UniCAD is engaged in the business of developing, marketing and supporting a broad range of electronic design software tools incorporating design layout, manufacturing and analysis capabilities. UniCAD began its business in 1994. The SPECCTRA product line accounted for approximately 70%, 60% and 47% of CCT's total revenue in 1994, 1995 and 1996, respectively. The IC Craftsman product line, introduced in early 1995, accounted for approximately 15% of CCT's total revenue in 1995 and 38% of CCT's total revenue in 1996. UniCAD products have accounted for approximately 30%, 25% and 15% of CCT's total revenue in 1994, 1995 and 1996, respectively.

     Revenue consists primarily of fees for licenses of CCT's software products, maintenance and customer support. CCT recognizes revenue from software licenses after shipment of the products, fulfillment of acceptance terms, if any, the absence of significant outstanding contractual obligations and collection of monies owed is probable. After delivering the software, CCT determines the significance of remaining contractual obligations, if any, based on an estimate of the costs and difficulty to fulfill the obligations in comparison to the overall contract. When CCT receives payment prior to shipment and fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and are recognized as revenue upon shipment and fulfillment of significant vendor obligations.

     CCT also derives service revenue primarily from maintenance agreements that provide customers access to product enhancements and customer support. In particular, a significant proportion of CCT's service revenue is earned by UniCAD. Most of CCT's customers have purchased annual maintenance contracts on initial licenses and have renewed such contracts upon their expiration. Maintenance revenue is deferred and recognized ratably over the term of the maintenance agreement, which is typically one year. Revenue from customer training, support and other services is recognized as the service is performed.

     Recently, CCT has significantly increased its research and development and sales and marketing personnel. The increase in research and development personnel was primarily to support the development of the IC Craftsman product line. The increase in sales and marketing personnel was begun in anticipation of the introduction of the IC Craftsman product line and was continued in order to expand worldwide distribution, principally in Europe and Japan. While CCT anticipates an increase in revenues as the IC Craftsman product line gains further commercial acceptance and international sales increase, there can be no assurance that CCT will achieve revenue levels that justify the increased expenses.

     CCT's revenues and results of operations are affected by seasonal trends that may include higher revenues in CCT's second and fourth fiscal quarters and lower revenues in its first and third fiscal quarters as a result of many customers' purchasing and budgetary practices, and lower revenues in the summer months

(particularly in Europe) when many businesses make fewer purchases. CCT's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations due to delays associated with customers' acceptance and evaluation procedures or for any other reason, operating results are likely to be materially adversely affected. Net income, if any, may be disproportionately affected by a reduction in revenue because only a small portion of CCT's expenses varies with its revenue.

     Although CCT has recently experienced significant revenue growth, such growth should not be considered to be indicative of future revenue growth, if any, or of future operating results. CCT's recent revenue growth is a result of increased unit volume and new product introductions. There can be no assurance that CCT's revenue will grow or be sustained in future periods or that CCT will remain profitable in any future period. In addition, the rapid growth and expansion CCT has experienced, including the acquisition of UniCAD, has placed and continues to place a significant strain upon its management, and operational and financial resources. CCT has grown from 115 permanent full time employees at December 31, 1994 to 168 permanent full time employees at December 31, 1996. CCT currently has plans to continue to expand its staff. However, CCT has delayed the expansion of its staff in number of areas while the Merger with Cadence is pending. See Item 1, "Business--Merger with Cadence Design Systems, Inc.--Conduct of Business."

     To accommodate this recent growth, CCT must continue to enhance its operational and financial systems, procedures and controls, including its general ledger accounting and other internal management systems, its customer database and its transaction processing systems. There can be no assurance that CCT will be able to continue to enhance these systems, procedures and controls successfully. The failure of CCT to respond to and manage its growth and changing business conditions, or to adapt its operational, management and financial control systems to accommodate its growth, could have a material adverse effect on CCT's business, financial condition and results of operations.

     The increase in the number of CCT's employees and CCT's market diversification and product development activities have resulted in increased responsibilities for CCT's management. CCT's ability to operate successfully will require such personnel to work together effectively. Failure to do so could have a material adverse effect upon CCT's business, financial condition and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data of CCT expressed as a percentage of total revenue.



                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                           1994    1995    1996
                                          ------  ------  -------
Revenue:
   License..............................    61%     67%     72%
   Service..............................    39      33      28
                                           ---     ---     ---
     Total revenue......................   100     100     100
                                           ---     ---     ---
Cost and expenses:
   Cost of license revenue..............     5       4       5
   Cost of service revenue..............     5       4       3
   Research and development.............    36      25      21
   Sales and marketing..................    32      44      38
   General and administrative...........    12      15      15
                                           ---     ---     ---
   Write-offs related to investee            3      --     ---
    company.............................
                                           ---     ---     ---
     Total costs and expenses...........    93      92      81
                                           ---     ---     ---
Income from operations..................     7       8      19
Other income (expense), net.............    (1)      1       2
                                           ---     ---     ---
Income before provision for income taxes     6       9      21
Provision for income taxes..............     2       3       7
                                           ---     ---     ---
Net income..............................     4%      6%     14
                                           ===     ===     ===

     Revenue

     Total revenue increased by 51% from $15.5 million in 1994 to $23.4 million in 1995 and increased by 61% to $37.6 in 1996. The percentage of CCT's total revenue attributable to license fees was 61% in 1994, 67% in 1995 and 72% 1996. The increase in license revenue as a percentage of total revenue since 1994 is primarily attributable to increased licensing of SPECCTRA and IC Craftsman.

     License revenue increased by 65% from $9.5 million in 1994 to $15.7 million in 1995 and by 73% to $27.2 million in 1996. These increases in license revenue were primarily attributable to increased licensing of CCT's IC Craftsman products, which were introduced in January 1995, and, to a lesser extent, were attributable to increased licensing of CCT's SPECCTRA products.

     Service revenue primarily consists of maintenance revenue and revenue from customer support and training. Service revenue increased by 30% from $6.0 million in 1994 to $7.8 million in 1995 and increased by 33% to $10.4 million in 1996. The increases in service revenue in each period were attributable to increased revenue from maintenance contracts in connection with the continued growth of the installed base of customers licensing CCT's products. The percentage of CCT's total revenue attributable to service revenue was 39% in 1994, 33% in 1995 and 28% in 1996.

     International license and service revenue accounted for $7.9 million, $11.3 million and $15.2 million and represented 51%, 48% and 40% of CCT's total revenue in 1994, 1995 and 1996 respectively. The increases in international revenue are primarily attributable to increased licensing of CCT's products internationally. Because a majority of CCT's European revenue is denominated in U.S. dollars, CCT has not engaged in European currency hedging activities there. However, in Japan, where CCT's revenue is denominated in local currency, CCT has in the past, and may again in the future, entered into foreign exchange contracts to hedge certain of its foreign currency exposures. Transaction gains and losses from foreign exchange hedging activities have not been significant. CCT expects that international license and service revenue will continue to account for a significant portion of its revenue in the short term, and as a result, foreign currency exposure may increase.

     In 1994, 1995 and 1996, sales to Mentor Graphics accounted for 20%, 11% and 9%, respectively, of CCT's total revenue. No other direct customer, OEM or distributor accounted for more than 10% of total revenue during any of these historical periods.

     Cost of Revenue

     Cost of license revenue includes personnel and related operating costs associated with order processing, documentation and other production costs related to the licensing of CCT's products. Cost of license revenue increased by 36% from $851,000 in 1994 to $1.16 million in 1995 and increased by 72% to $2.0 million in 1996. The increases in cost of license revenue in each period were primarily attributable to an increase in licenses of CCT's products. Cost of license revenue was 5%, 4% and 5% of total revenue for , 1994, 1995 and 1996, respectively.

     Cost of service revenue includes personnel and related costs allocated to maintenance and other customer support activities. Cost of service revenue increased by 9% from $775,000 in 1994 to $846,000 in 1995 and increased by 11% to $940,000 in 1996. The increases in cost of service revenue in each period is primarily attributable to an increase in service personnel hired to support the growth of the installed base of customers licensing CCT's products. Cost of service revenue was 5%, 4%, and 3% of total revenue in 1994, 1995 and 1996, respectively.

     Research and Development

     Research and development expenses include all costs associated with the development of new products and enhancements to existing products. Research and development expenses increased by 5% from $5.6 million in 1994 to $5.9 million in 1995 and increased by 23% to $7.8 million in 1996. These expenses were 36%, 25% and 21% of total revenue in 1994, 1995 and 1996, respectively. The increase in expenses in each period resulted principally from growth in the number of research and development personnel from 51 at the end of 1994 to 64 and 70 at the end of 1995 and 1996, respectively At least for the short term, CCT expects research and development expenses to increase in absolute dollars but to stay flat or decrease slightly as a percentage of total revenue, to the extent revenue increases. However, there can be no assurance that there will be a corresponding increase in revenue to justify the increase in expenditure.

     Sales and Marketing

     Sales and marketing expenses consist of salaries, commissions paid to internal sales and marketing personnel and certain third parties, promotional costs and related operating expenses. Sales and marketing expenses increased by 108% from $4.9 million in 1994 to $10.2 million in 1995 and increased by 39% to $14.2 million in 1996. These expenses were 32%, 44%, and 38% of total revenue in 1994, 1995 and 1996, respectively. The increases in sales and marketing expenses in each period consist principally of the cost of additional sales and marketing personnel related to the expansion of CCT's direct sales capability in the PCB market, to support CCT's entry into the IC market and to expand worldwide distribution, principally in Europe and Japan, and increases in variable sales compensation due to increased revenue. The number of sales and marketing personnel increased from 38 at the end of 1994 to 60 and 63 at the end of 1995 and 1996, respectively. At least for the short term, CCT expects sales and marketing expenses to increase in absolute dollars, but to stay flat or decrease slightly as a percentage of total revenue, to the extent revenue increases. This is due to the continuing focus on direct sales. However, there can be no assurance that there will be a corresponding increase in revenue to justify the increase in expenditure.

     General and Administrative

     General and administrative expenses increased 84% from $1.9 million in 1994 to $3.5 million in 1995 and increased by 62% to $5.7 million in 1996. These expenses were 12%, 15%, and 15% of total revenue in 1994, 1995 and 1996, respectively. The increases in general and administrative expenses from 1994 to 1995, were primarily attributable to the addition of new management and administrative personnel. The increase from 1995 to 1996 was primarily attributable to two non- recurring items. First, professional fees associated with the settling of the Company's lawsuit with Cadence amounted to approximately $350,000 in the third quarter of 1996. Second, expenses associated with the acquisition of UniCAD amounted to approximately $400,000 in the same quarter. The number of general and administrative personnel increased from 15 at the end of 1994 to 18 and 19 at the end of 1995 and 1996, respectively. Excluding the non-recurring items described above and below, CCT expects general and administrative expenses to increase in absolute dollars but to stay flat or decrease slightly as a percentage of total revenue, to the extent revenue increases. However, there can be no assurance that there will be a corresponding increase in revenue to justify the increase in expenditure.

     At December 31, 1996, the Company had incurred and capitalized non-recurring transaction expenses in the amount of $861,989 in connection with the Merger with Cadence. The Company has also incurred and accrued significant additional transaction expenses since December 31, 1996. All of such expenses will be paid by the Company whether or not the Merger is consummated. See Item 1, "Business--Merger with Cadence Design Systems, Inc.--Expenses."

     Write-Offs Related to Investee Company

     During the fourth quarter of 1994, CCT settled a legal dispute relating to the termination of its relationship with its former European distributor. CCT had previously written off its investment and various accounts receivable from the distributor. The net cost of the settlement and the write-offs was $434,000.

     Income Taxes

     The provision for income taxes as a percentage of pre-tax income was 35.8%, 33.4%, and 34% for 1994, 1995 and 1996, respectively. These percentages are less than the federal and state combined statutory rate of approximately 40% due primarily to the utilization of research and development credits in all aforementioned periods.

LIQUIDITY AND CAPITAL RESOURCES

     CCT has financed its operations to date with cash from operations and through private and public sales of equity securities. Private sales of equity securities have yielded approximately $4.7 million including the sale of shares of Common Stock to Synopsys in May 1996, the proceeds of which were approximately $2.2 million. In addition, in October 1995, CCT completed its initial public offering, raising approximately $22.4 million.

     Net cash provided by operating activities was $2.2 million $1.9 million and $1.8 million for 1994, 1995 and 1996, respectively. From 1994 to 1995, the cash generated resulted principally from net income, with increases in accounts payable, accrued liabilities and deferred revenue more than offsetting increases in receivables and prepayments. Accrued liabilities increased by approximately $1.5 million between December 31, 1994 and December 31, 1995 primarily due to increases in foreign and domestic sales taxes and accruals of various operating expenses as a result of increases in the level of operations. Deferred revenue increased by approximately $232,000 from December 31, 1994 to December 31, 1995 as a result of an increase in the number of maintenance contracts, the revenue from which is deferred and recognized ratably over the term of the contract. From 1995 to 1996, cash generated resulted primarily from net income of $5.3 million, with increases in receivables, prepayments and other assets more than offsetting increases in accrued salary and employee benefits, other accrued liabilities and deferred revenue. Accounts receivable increased by $6.0 million from December 31, 1995 to December 31, 1996 primarily as a result of significant revenue billings that took place towards the end of the fourth quarter of 1996. Deferred revenue increased by approximately $2.4 million from December 31, 1995 to December 31, 1996 as a result of an increase in the number of maintenance contracts, the revenue from which is deferred and recognized ratably over the term of the contract, plus the receipt of prepayments from certain OEMs and distributors.

     Cash used in investing activities resulted primarily from additions to property and equipment and purchases of available for sale securities.
Purchases of property and equipment, consisting primarily of computer equipment, were $1.5 million, $1.9 million and $1.6 million in 1994, 1995 and 1996, respectively. Capital spending was lower than expected during late 1996 due to the delay of headcount growth during that period associated with the pending Merger with Cadence.

     As of December 31, 1996, CCT had working capital of $36.1 million including cash, cash equivalents and short term investments of $32.8 million. As of December 31, 1996, CCT had no bank indebtedness and no significant long-term commitments other than operating lease obligations. CCT believes that existing cash balances and funds generated from operations will provide CCT with sufficient funds to finance its operations in the near future. Thereafter, CCT may require additional funds to support its working capital requirements and for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to CCT or its stockholders.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The EDA industry is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. Customers in the EDA industry require software products that allow them to minimize their time-to-market, differentiate their products, maximize their engineering productivity and reduce design time and costs. CCT's future success will depend upon its ability to continually enhance its current products and develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of its customers. There can be no assurance that CCT will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that CCT will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Failure of CCT, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on CCT's business, financial condition and results of operations. Any failure by CCT to anticipate or to respond adequately to changing market conditions, or any significant delays in product development or introduction, could cause customers to delay or decide against purchases of CCT's products and would have a material adverse effect on CCT's business, financial condition and results of operations.

     Software products as complex as those offered by CCT may contain defects or failures when introduced or when new versions are released. CCT has in the past discovered software defects in certain of its products and may experience delays or lost revenue correcting such defects in the future. Although CCT has corrected known material defects and has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by CCT, errors will not be found in new products or releases after commencement of commercial shipments. Any such occurrence could result in loss of market share or failure to achieve market acceptance and could have a material adverse effect upon CCT's business, financial condition and results of operations.

     CCT's future operating results are significantly dependent upon continued enhancement and market penetration of its SPECCTRA and IC Craftsman product lines, both of which are based on a single set of core software technologies. There can be no assurance that the these product lines will continue to be adequately enhanced to achieve continued market penetration or that CCT will be successful in marketing any other new or enhanced products. In particular, CCT believes that its future operating results are significantly dependent upon market acceptance in Japan of CCT's IC Craftsman products. CCT believes that a number of factors will be necessary for its IC Craftsman products to achieve, and its SPECCTRA products to continue to achieve, broad market penetration. These factors include performance, price, interoperability with existing systems and the customer's assessment of CCT's technical, managerial, service and support expertise and capability. Failure to succeed with respect to any of these factors could result in CCT's failing to achieve market acceptance of its products, which would have a material adverse effect on CCT's business, financial condition and results of operations. A decline in demand for any of CCT's products as a result of competition, technological change or other factors would have a material adverse effect on CCT's business, financial condition and results of operations. In addition, factors adversely affecting the EDA market generally could have a material adverse effect on CCT's business, financial condition and results of operations.

     The sales cycle for CCT's products is relatively lengthy. In particular, orders for licenses of CCT's IC Craftsman products in a given quarter are typically made by relatively fewer customers and in larger amounts as compared to orders for licenses of CCT's SPECCTRA products. Accordingly, because IC Craftsman revenues have increased as a percentage of CCT's total revenues, such licenses ordered by a single customer can account for a significant portion of a quarter's revenues. Because CCT's expenses are relatively fixed in the short term, the loss or delay of such orders by a single customer or multiple customers could have a material adverse effect on CCT's business, financial condition and results of operations.

     In addition, CCT believes that its quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as variations in product development or operating expenditures, increased competition, the purchasing patterns of its customers, the timing of customer design and development projects, the timing of customer evaluation and acceptance, the timing of expenditures by CCT in anticipation of product releases or increased revenue, the timing of product enhancements and product introductions by CCT and its competitors, market acceptance of new and enhanced versions of CCT's products, the size, timing and structure of significant licenses, changes in pricing policies of CCT and its competitors, variations in the mix of products CCT licenses, delays in processing orders, the mix of direct and indirect sales, changes in Company strategy, personnel changes and general economic factors. Any unfavorable changes in these or other factors could have a material adverse effect on CCT's business, financial condition and results of operations.

     The anticipated benefits of the recently completed acquisition of UniCAD will not be achieved unless UniCAD and CCT are successfully combined in an efficient and timely manner. It is possible that the process of combining the two organizations, integrating their product offerings and coordinating their research and development, production, administrative and sales and marketing efforts, will cause an interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have a material adverse effect on CCT's business, financial condition and results of operations, at least in the near term. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations and integrating personnel with disparate business backgrounds. Furthermore, the process of combining the companies could have a material adverse effect on employee morale and on the ability of CCT to retain the key management, technical and sales and marketing personnel who are critical to CCT's future operations. In addition, the consummation of the acquisition could cause customers or potential customers to delay or cancel orders for products as a result of uncertainty over the integration and support of CCT's products. There can be no assurances that CCT's current management will be capable of managing the combined operations, or UniCAD's existing strategic relationships with its customers, effectively. In addition, it is possible that the business and management changes brought by the acquisition may cause key employees to leave UniCAD or cause CCT to terminate key employees of UniCAD. Any failure by UniCAD or CCT to retain and attract key employees could have a material adverse effect on CCT's business, financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Quarterly supplementary data is included as part of Item 6, "Selected Financial Data." The Company's consolidated financial statements required by this item are set forth below.

                        COOPER & CHYAN TECHNOLOGY, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                               PAGE
                                                                                                                               ----
Report of Ernst & Young LLP with respect to Cooper & Chyan Technology, Inc....................................................  30
Report of Deloitte & Touche with respect to UniCAD, Inc.......................................................................  31
Consolidated Balance Sheets as of December 31, 1995 and 1996..................................................................  32
Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996........................................  33
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996..........................  34
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996....................................  35
Notes to Consolidated Financial Statements....................................................................................  36


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cooper & Chyan Technology, Inc.

We have audited the accompanying consolidated balance sheets of Cooper & Chyan Technology, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index of Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. In August 1996, the Company merged with UniCAD, Inc. in a transaction accounted for as a pooling of interest. We did not audit the financial statements of UniCAD, Inc. for 1994 or 1995, which statements reflect total assets constituting 7% for 1995 of the related consolidated financial statements totals, and which reflect net income constituting 44% for 1994 and 27% for 1995 of the related consolidated financial statement totals. The 1994 and 1995 statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for UniCAD, Inc., is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper & Chyan Technology, Inc. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                              ERNST & YOUNG LLP

Palo Alto, California
January 21, 1997

                                AUDITOR'S REPORT

To the Board of Directors
UniCAD, Inc.

We have audited the consolidated balance sheets of UniCAD, Inc. and subsidiary as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of September 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

                                                               Deloitte & Touche

Chartered Accountants
Ottawa, Canada
September 20, 1996

                        COOPER & CHYAN TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,
                                            ---------------------------
                                               1995            1996
                                            -----------    ------------
ASSETS
Current assets
        Cash and cash equivalents.......    $ 3,586,998     $ 4,605,682
        Short-term investments..........     23,402,236      28,240,549
        Accounts receivable (net of
         allowance of $329,945 and
         $798,426 at December 31, 1995
         and 1996)......................      5,599,419      11,614,112
        Income taxes receivable.........             --         375,188
        Deferred income taxes...........        373,525         653,432
        Prepaid expenses and other
         current assets.................      1,133,917       2,134,348
                                            -----------     -----------

Total current assets....................     34,096,095      47,623,311

Property and equipment, net.............      3,008,270       3,230,149
Other assets............................        385,174       1,318,387
                                            -----------     -----------
                                            $37,489,539     $52,171,847
                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Trade accounts payable..........        882,074         401,377
        Accrued salary and employee
         benefits.......................      1,178,947       3,302,217
        Other accrued liabilities.......      2,180,027       2,417,892
        Income taxes payable............        242,566             ---
        Deferred revenue................      3,033,293       5,431,926
                                            -----------     -----------

Total current liabilities...............      7,516,907      11,553,412

Deferred income taxes...................        238,851          68,062
Other long term liabilities.............        319,459          59,790
Commitments
Stockholders' equity
        Common stock, $0.01 par value,
         30,000,000 shares authorized,
         11,940,798 issued and
         outstanding at December 31,
         1995; 13,110,655 issued and
         outstanding at December
         31, 1996.......................        123,217         131,106

        Additional paid-in capital......     25,732,758      31,423,832
        Notes receivable from
         stockholders...................        (39,010)            ---
        Deferred compensation...........       (404,626)       (309,420)
        Retained earnings...............      4,001,983       9,245,065
                                            -----------     -----------

Total stockholders' equity..............     29,414,322      40,490,583
                                            -----------     -----------

                                            $37,489,539     $52,171,847
                                            ===========     ===========

                            See accompanying notes.

                        COOPER & CHYAN TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                   YEARS ENDED DECEMBER 31,
                                           -------------------------------------------
                                               1994            1995           1996
                                           -----------    ------------    ------------
Revenue:
       License..........................   $ 9,525,076     $15,660,859     $27,233,811
       Service..........................     6,020,059       7,780,879      10,371,103
                                           -----------     -----------     -----------
Total Revenue...........................    15,545,135      23,441,738      37,604,914

Costs and expenses:
          Cost of license revenue.......       850,677       1,157,101       2,015,443
          Cost of service revenue.......       774,805         845,946         940,496
          Research and development......     5,576,019       5,892,932       7,763,695
          Sales and marketing...........     4,898,583      10,200,510      14,243,608
          General and administrative....     1,907,826       3,525,581       5,662,234
          Write-offs related to
           investee company.............       434,490              --              --
                                           -----------     -----------     -----------
Total costs and expenses................    14,442,400      21,622,070      30,625,476
                                           -----------     -----------     -----------

Income from operations..................     1,102,735       1,819,668       6,979,438
Interest income.........................        14,373         230,594       1,112,162
Interest expense........................        (5,134)        (17,925)        (26,765)
Equity in losses of investee company....       (87,100)             --              --
Other expense...........................       (22,336)        (37,663)        (77,474)
                                           -----------     -----------     -----------

Income before provision for income taxes     1,002,538       1,994,674       7,987,361
Provision for income taxes..............       359,333         665,787       2,715,702
                                           -----------     -----------     -----------
Net income..............................   $   643,205     $ 1,328,887     $ 5,271,659
                                           ===========     ===========     ===========

Net income per share....................   $      0.06     $      0.11     $      0.36
                                           ===========     ===========     ===========

Shares used in computing per share
 amounts................................    10,989,405      12,271,502      14,503,199
                                           ===========     ===========     ===========


                            See accompanying notes.

                        COOPER & CHYAN TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    CONVERTIBLE                                               NOTES
                                  PREFERRED STOCK         COMMON STOCK        ADDITIONAL    RECEIVABLE
                                  ---------------         ------------         PAID-IN         FROM       DEFERRED    RETAINED
                                SHARES        AMOUNT      SHARES    AMOUNT     CAPITAL     STOCKHOLDERS COMPENSATION  EARNINGS
                              -----------  ------------ ---------- --------- ------------ ------------- ------------ -------------
Balances at December 31, 1993...1,480,000   $   185,000  6,411,800 $  47,228          --         --          --    $ 2,063,026
Issuance of common stock
 (UniCAD inception).............                           372,157     3,722       3,778
Exercise of common
 stock options..................       --            --    537,392    56,888          --         --          --            --
Cash dividends ($0.045
 per preferred share)...........       --            --         --        --          --         --          --        (66,600)
Adjustment for
 unrealized gains
 (losses) on available-
 for-sale securities............       --            --         --        --          --         --          --         (3,895)
Currency translation
 adjustment.....................       --            --         --        --          --         --          --         15,098
Net income......................       --            --         --        --          --         --          --        643,205
                              -----------  -----------------------  -------- -----------   --------   ---------   -  ---------
Balances at December 31, 1994...1,480,000       185,000  7,321,349   107,838       3,778         --          --      2,650,834
Deferred compensation
 related to grant of
 stock options..................       --            --         --        --     580,100         --    (580,100)            --
Amortization of deferred
 compensation...................       --            --         --        --          --         --      66,197             --
Cancellation of deferred
 compensation...................       --            --         --        --    (109,277)        --     109,277             --
Issuance of Series A
 convertible preferred
 stock..........................  416,666     2,499,981         --        --          --         --          --             --
Reincorporation in the
 State of Delaware..............       --    (2,666,014)        --  (138,841)  2,804,855         --          --             --
Conversion of preferred
 stock to
 common stock..................(1,896,666)      (18,967) 1,896,666    18,967          --         --          --             --
Proceeds of initial
 public offering,...............                                                                 --          --             --
 net of issuance costs..........       --            --  2,273,000    22,730  22,411,004
Exercise of common
 stock options,
 net of notes
 receivable from
 stockholders...................       --            --    830,723   112,524      42,298    (39,010)         --             --
Adjustment for
 unrealized gains
 (losses) on
 available-for-sale
 securities.....................       --            --         --        --          --         --          --         19,179
Currency translation
 adjustment.....................       --            --         --        --          --         --          --          3,083
Net income......................       --            --         --        --          --         --          --      1,328,887
                              -----------  -----------------------  -------- -----------   --------   ---------   -  ---------
Balances at December 31, 1995...       --            -- 12,321,737   123,217  25,732,758    (39,010)   (404,626)     4,001,983
UniCAD activity for the
 three months ended
 December 31, 1995..............       --            --        139         1           2         --          --        (14,039)
Exercise of Common Stock
 options........................       --            --    539,339     5,394     572,911         --          --             --
Repayment of notes
 receivable from
 Shareholders...................       --            --         --        --          --     39,010          --             --
Shares issued under the ESPP
 Plan...........................       --            --     89,148       891     855,793         --          --             --
Shares issued to Synopsys
 for cash (net of offering
 costs of $60,263)..............       --            --    160,292     1,603   2,262,368         --          --             --
Adjustment for unrealized
 gains/(losses) on available
 for sale securities............       --            --         --        --          --         --          --         15,672
Tax benefit from exercise of
 stock options..................       --            --         --        --   2,000,000         --          --             --
Amortization of deferred
 compensation...................       --            --         --        --          --         --      95,206             --
Currency translation
 adjustment.....................       --            --         --        --          --         --          --        (30,210)
Net income......................       --            --         --        --          --         --          --       5,271,659
                              -----------  ------------  ---------- --------- -----------   --------   ---------     ----------
Balances at December 31, 1996...       __  $         --  13,110,655 $ 131,106 $31,423,832   $     --   $(309,420)    $9,245,065
                              ===========  ============  ========== ========= ===========   ========   =========     ==========





                                             TOTAL
                                          STOCKHOLDERS
                                            EQUITY
                                        --------------

Balances at December 31, 1993             $ 2,295,254
     Issuance of common stock
     (UniCAD inception)                         7,500
     Exercise of common
      stock options                            56,888
     Cash dividends ($0.045
      per preferred share)                    (66,600)
     Adjustment for
      unrealized gains
      (losses) on available-
      for-sale securities                      (3,895)
     Currency translation
      adjustment                               15,098
     Net income                               643,205
                                          -----------
Balances at December 31, 1994               2,947,450
     Deferred compensation
      related to grant of
      stock options                                --
     Amortization of deferred
      compensation                             66,197
     Cancellation of deferred
      compensation                                 --
     Issuance of Series A
      convertible preferred
      stock                                 2,499,981
     Reincorporation in the
      State of Delaware                            --
     Conversion of preferred
      stock to
      common stock                                 --
     Proceeds of initial
      public offering,
      net of issuance costs                22,433,734
     Exercise of common
      stock options,
      net of notes
      receivable from
      stockholders                            115,812
     Adjustment for
      unrealized gains
      (losses) on
      available-for-sale
      securities                               19,179
     Currency translation
      adjustment                                3,083
     Net income                             1,328,887
                                          -----------
Balances at December 31, 1995              29,414,322
UniCAD activity for the
 three months ended
 December 31, 1995                            (14,036)
Exercise of Common Stock
 options                                      578,305
Repayment of notes
 receivable from
 Shareholders                                  39,010
Shares issued under the ESPP
 Plan                                         856,684
Shares issued to Synopsys
 for cash (net of offering
 costs of $60,263)                          2,263,971
Adjustment for unrealized
 gains/(losses) on available
 for sale securities                           15,672
Tax benefit from exercise of
 stock options                              2,000,000
Amortization of deferred
 compensation                                  95,206
Currency translation
 adjustment                                   (30,210)
Net income                                  5,271,659
                                          -----------
Balances at December 31, 1996             $40,490,583
                                          ===========

                            See accompanying notes.

                        COOPER & CHYAN TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     INCREASE IN CASH AND CASH EQUIVALENTS


                                                                          DECEMBER 31,
                                                           -------------------------------------------
                                                                1994          1995            1996
                                                           ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................................ $   643,205    $  1,328,887    $  5,271,659
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization...........................     667,703         978,295       1,471,958
  Equity in losses of investee company....................      87,100              --              --
  Write-off of investment in investee company.............      80,854              --              --
  Deferred income taxes  .................................    (251,772)       (237,497)       (450,696)
  Other...................................................      12,089           3,470          15,672
Changes in assets and liabilities:
  Accounts receivable.....................................  (1,297,456)     (2,280,428)     (6,014,693)
  Income taxes receivable.................................     (99,130)         99,130        (375,188)
  Prepaid expenses and other
   current assets.........................................     (23,999)       (843,943)     (1,000,431)
  Other assets............................................     (41,145)       (221,977)       (933,213)
  Trade accounts payable..................................     233,450         604,464        (480,697)
  Accrued salary and employee benefits....................     357,459         394,275       2,123,270
  Other accrued liabilities...............................     629,436       1,550,591         237,865
  Income taxes payable....................................    (400,068)        242,566        (242,566)
  Deferred revenue........................................   1,336,291         231,774       2,398,633
  Other long term liabilities.............................     313,819           5,640        (259,669)
Total adjustments.........................................   1,604,631         526,380      (3,509,754)
                                                           -----------    ------------    ------------
Net cash provided by operating activities.................   2,247,836       1,855,267       1,761,905
                                                           -----------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment........................  (1,456,013)     (1,902,232)     (1,598,632)
Purchase of available-for-sale securities.................    (784,046)    (23,478,433)    (31,778,494)
Proceeds from sale of available-for-sale
 securities...............................................     417,274         442,695      26,940,181
Acquisition of subsidiary, net of cash
 acquired.................................................    (133,063)             --              --
                                                           -----------    ------------    ------------
Net cash used in investing activities.....................  (1,955,848)    (24,937,970)     (6,436,945)
                                                           -----------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on notes receivable from
 shareholders.............................................          --              --          39,010
Proceeds (repayment) bank credit facility.................     500,000        (500,000)             --
Proceeds from issuance of convertible
 preferred stock..........................................          --       2,499,981              --
Proceeds from issuance of common stock....................      64,388      22,549,545       3,698,963
Tax benefit from employee stock transactions..............          --              --       2,000,000
Dividends paid............................................     (66,600)             --              --
                                                           -----------    ------------    ------------
Net cash provided by financing activities.................     497,788      24,549,526       5,737,973
                                                           -----------    ------------    ------------

Net increase in cash and cash equivalents.................     789,776       1,466,823       1,062,933
Effect of exchange rates on foreign
 currency cash balances...................................      15,098           3,083         (30,210)
UniCAD activity for the three months ended
December 31, 1995.........................................          --              --         (14,039)
Cash and cash equivalents at beginning
 of period................................................   1,312,218       2,117,092       3,586,998
                                                           -----------    ------------    ------------
Cash and cash equivalents at end of period................ $ 2,117,092    $  3,586,998    $  4,605,682
                                                           ===========    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for taxes..................... $ 1,261,534    $    531,068    $  1,676,101
                                                           ===========    ============    ============

                            The accompanying notes.

                        COOPER & CHYAN TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

     Cooper & Chyan Technology, Inc. (the "Company") was incorporated in January 1989. The Company develops, markets and supports software tools that help designers route the interconnections among the electronic devices on high performance printed circuit boards ("PCBs") and integrated circuits ("ICs").

     As more fully described in Note 2, on August 28, 1996, the Company entered into a business combination with UniCAD. The business combination has been accounted for as a pooling of interests and the historical consolidated financial statements of the company for all years prior to the business combination have been restated in the accompanying Consolidated Financial Statements to include the financial positions, results of operations and cash flows of UniCAD.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of significant intercompany transactions and balances.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on deposit with banks and money market and debt instruments with original maturities of 90 days or less.

Concentration of Credit Risk and Major Customers

     The Company's major market is the electronic design automation ("EDA") industry which is very volatile. Any significant downturn in the EDA industry could have a material affect on the Company's operating results.

     The Company's revenue consists principally of revenue based on three distinct product lines, the SPECCTRA product line and the UniCAD product line for the PCB market, and the IC Craftsman product line for the IC market. In 1996, SPECCTRA product revenues accounted for 47% of total revenue, IC Craftsman product revenue accounted for 38% of total revenue and UniCAD accounted for 15% of total revenue.

     One customer accounted for approximately 20%, 11% and 9% of revenues for the years ended December 31, 1994, 1995 and 1996, respectively. The loss of, or a significant reduction in revenue from, any of the Company's distributors or OEMs could have a material adverse effect on the Company's business, financial condition and results of operations, at least to the extent such loss is not offset by a corresponding increase in the Company's direct sales.

     In 1996, 40% of the Company's revenue was earned overseas. Overseas operations entail a number of risks associated with exchange rate fluctuations, longer receivables collection periods, the general economic situation of foreign countries, reduced protection of intellectual property rights, tariffs and other trade barriers.

     Financial instruments that potentially subject the Company to a concentration of credit risk primarily consist of cash and cash equivalents, short-term investments and trade receivables. The Company's cash and cash equivalents are on deposit with major financial institutions.

     The Company invests its excess cash balances in a variety of short term municipal bond funds and money market funds. The Company has not experienced any material losses from any of these instruments.

     The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. In the year ended December 31, 1996, the Company provided total bad debt provisions of $740,526.

Equity Investments

     The Company accounts for investments using the equity method when the Company owns a 20% to 50% equity interest. Under this method, the Company's original investment is adjusted by its share of earnings or losses, net of any dividends received.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property and Equipment

     Property and equipment are stated at cost and depreciated over estimated useful lives of three to seven years.

     Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the lease.

Net Income Per Share

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within 12 months of the Company's initial public offering in October 1995 as if they were outstanding for all periods presented using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method).

Software Development Costs

     Under Statement of Financial Accounting Standards No. 86 ("SFAS 86"), software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Generally, the establishment of technological feasibility of the Company's products and general release have coincided. As a result, the Company has not capitalized any software development costs because any costs meeting the requirements of SFAS 86 have not been significant.

Revenue Recognition

     Revenues primarily include revenue from software product shipments and revenue from maintenance contracts. The Company recognizes revenue from software licenses after shipment of the products and fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding and collection of the resulting receivable is deemed probable. When the Company receives payment prior to shipment and fulfillment of significant vendor obligations, such payments are recorded as deferred revenue. Revenue from maintenance contracts is recognized ratably over the related contractual period, generally 12 months. Revenue from customer training, support and other services is recognized as the service is performed.

Foreign Currency Translation

     The Company translates assets and liabilities of its foreign subsidiaries into U.S. dollars at the rates of exchange in effect at the end of the period. Income and expense items are translated on a quarterly basis at the average rates of exchange prevailing during the quarter. Gains and losses from this translation are credited or charged to stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in the results of operations.

2. BUSINESS COMBINATIONS

     On August 28, 1996, the Company completed its acquisition of UniCAD, a leading PCB CAD software developer and distributor. The Company exchanged an aggregate of 460,735 shares of CCT common stock and options for all of the outstanding capital stock and assumption of all of the outstanding stock options of UniCAD, a privately held company. The business combination was treated as a pooling of interests for accounting purposes, and accordingly, the historical financial statements of the Company have been restated as if the transaction occurred at the beginning of the earliest period presented. In connection with the business combination, the Company incurred direct transaction costs of approximately $400,000 which consist of fees for investment banking, legal and accounting services and other related expenses incurred in conjunction with the business combination.

     Prior to its merger with CCT, UniCAD reported on a fiscal year ending September 30. In the accompanying consolidated financial statements and the notes thereto, UniCAD's financial position and operating results as of and for the years ended September 30, 1994 and 1995 were combined with CCT's financial position and operating results as of and for the years ending December 31, 1994 and 1995 respectively. UniCAD's financial position and operating results for 1996, which were restated to a December 31, 1996 year end, were combined with CCT's financial position and operating results as of and for the year ended December 31, 1996. Accordingly, UniCAD's operating results for the three months ended December 31, 1995 were omitted from the statement of operations. UniCAD's revenue and net loss for that three month period were $1,300,977 and $11,407 respectively. Consolidated stockholders' equity has been reduced by $14,039, which represents the UniCAD's net stockholders activity during that period.

The table below sets forth the combined net revenues and net income for the periods indicated.


                                                                           COMBINED
                                                                         SUBSEQUENT TO
                                             CCT         UNICAD             MERGER            COMBINED
                                         -----------   -----------       -------------       -----------
     Year ended December 31, 1994
          Net revenues................   $10,832,256   $4,712,879         $        __        $15,545,135
          Net income..................       359,603      283,602                  __            643,205
     Year ended December 31, 1995
          Net revenues................   $17,718,073   $5,723,665         $        __        $23,441,738
          Net income..................       975,433      353,454                  __          1,328,887
     Year ended December 31, 1996
          Net revenues................   $16,297,210   $3,852,367         $17,455,337        $37,604,914
          Net income (loss)(1)........     1,762,885     (196,321)          3,705,096          5,271,660

     --------------
     (1)  After the deduction of transaction costs of $400,000.

3. SHORT-TERM INVESTMENTS

     Management determines the appropriate classification of equity securities at the time of purchase and reevaluates such designations as of each balance sheet date.

     The Company has classified its municipal funds and money market securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized holding gains and losses being reported in stockholders' equity. Realized gains and losses on available-for-sale securities are included in interest income.

     The following is a summary of available-for-sale securities:


                                       GROSS UNREALIZED     GROSS UNREALIZED        ESTIMATED FAIR
                            COST            GAINS                LOSSES                 VALUE
                       -----------     ----------------     ---------------         --------------
DECEMBER 31, 1995
Money Market           $ 1,412,238         $    --                $   --             $   l,412,238
Municipal Funds         22,047,716          19,179                    --                22,066,895
                       -----------         -------                ------             -------------
                       $23,459,954         $19,179                $   --             $  23,479,133
                       ===========         =======                ======             =============

DECEMBER 31, 1996
Money Market           $   890,196         $    --                $   --             $     890,196
Municipal Funds         28,209,594          30,955                    --                28,240,549
                       -----------         -------                ------             -------------
                       $29,099,790         $30,955                $   --             $  29,130,745
                       ===========         =======                ======             =============

Of the $23,479,133 and $29,130,745, $76,897 and $890,196, respectively, have been included in cash and cash equivalents in the accompanying balance sheets.


4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                   DECEMBER 31,
                                           --------------------------
                                               1995           1996
                                           -----------    -----------
Office and computer equipment...........   $ 3,552,048    $ 4,724,747
Furniture and fixtures..................       374,133        409,177
Purchased software......................       495,563        875,161
Leasehold improvements..................       378,511        389,801
                                           -----------    -----------
                                             4,800,254      6,398,886

Accumulated depreciation and
 amortization...........................    (1,791,985)    (3,168,737)
                                           -----------    -----------
                                           $ 3,008,270    $ 3,230,149
                                           ===========    ===========

5. INVESTMENT IN EQUITY INVESTEE

     The Company held an investment of 32% in CAD Connection International, Inc. ("CCI"), a company based in Munich, Germany. The Company accounted for the investment using the equity method and because of net losses and write-offs, the investment balance at December 31, 1994 was zero. During 1994, the Company wrote off $435,000 pertaining to its investment, related accounts receivable and the settlement of a related legal dispute. During the year ended December 31, 1994, the Company made sales of $164,592 to CCI. The Company made no sales to CCI in the years ended December 31, 1995 and 1996.

6. ACCRUED LIABILITIES

Accrued liabilities consists of:

                                              DECEMBER 31,
                                       -------------------------
                                           1995           1996
                                       ----------     ----------
     Accrued Value Added Tax.......    $  411,231     $  544,322
     Other.........................     1,768,796      1,873,570
                                       ----------     ----------
                                       $2,180,027     $2,417,892
                                       ==========     ==========


7. INCOME TAXES

     The components of the provisions for income taxes consist of the following:


                                  YEARS ENDED DECEMBER 31,
                              ------------------------------------
                                 1994         1995         1996
                              ---------    ---------    ----------
  Current:
      Federal..............   $ 581,467    $ 913,241    $2,528,606
      State................     112,708       65,373       613,520
      Foreign..............          --       16,870        24,272
                              ---------    ---------    ----------
                                694,175      995,484     3,166,398

  Deferred:
      Federal..............    (269,391)    (262,058)     (390,909)
      State................     (65,451)     (67,639)      (59,787)
                              ---------    ---------    ----------
                               (334,842)    (329,697)     (450,696)
                              ---------    ---------    ----------
                              $ 359,333    $ 665,787    $2,715,702
                              =========    =========    ==========

     The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to income before income taxes. The source and tax effects of the differences are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                      --------------------------------------
                                                          1994         1995          1996
                                                      ----------    ----------    ----------
Income before provision for income taxes...........   $1,002,538    $1,994,674    $7,987,361
                                                      ==========    ==========    ==========
Income tax at statutory federal rate
(34%, 34% and 35%).................................   $  340,863    $  698,136    $2,795,576
State income tax, net of federal benefit...........       31,190        (1,473)      359,484
Research and development tax credits...............     (108,500)     (101,786)     (145,155)
FSC benefit........................................          ---           ---      (142,020)
Foreign losses not benefited.......................          ---        24,783        21,821
Other..............................................       95,780        46,127      (174,004)
                                                      ----------    ----------    ----------
                                                      $  359,333    $  665,787    $2,715,702
                                                      ==========    ==========    ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities computed in accordance with FAS 109 are as follows:

                                                                  DECEMBER 31,
                                                      ------------------------------------
                                                         1994         1995          1996
                                                      ---------    ----------    ---------
Deferred tax assets:
   Nondeductible reserves and accruals.............   $ 215,647     $  412,680   $ 724,633
   Other -- net....................................      72,093            ---      34,583
   Foreign investment tax credits..................      80,836        209,760     370,000
                                                      ---------     ----------   ---------
   Deferred tax assets.............................     368,576        622,440   1,129,216
   Less, valuation allowance.......................      77,449        209,760     370,000
                                                      ---------     ----------   ---------
                                                        291,127        412,680     759,216

Deferred tax liabilities:
   Cash to accrual.................................    (145,375)     (102,400)    (100,640)
   Depreciation....................................    (110,448)     (170,585)     (68,296)
   Other -- net....................................     (55,057)       (5,021)      (4,910)
                                                      ---------     ---------    ---------
Total deferred tax liabilities.....................    (310,880)     (278,006)    (173,846)
                                                      ---------     ---------    ---------
Net deferred tax assets (liabilities)..............   $ (19,753)    $(134,674)   $ 585,370
                                                      =========     =========    =========

     The company's Canadian subsidiary has investment tax credits of approximately $370,000 which expire in 2004 through 2006. A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. During 1996, the valuation allowance was increased by $160,240 as a result of additional investment tax credits being generated by the Canadian subsidiary.

8. PREFERRED STOCK

     In May 1995, the Company sold 250,000 shares of Series A preferred stock to Mentor Graphics Corporation for $1,500,000 and 166,666 shares of Series A preferred stock for $999,981 to Marubeni Hytech Corporation, a Japanese corporation.

     In October 1995, the Company completed the initial public offering of its common stock. In connection with this offering, all outstanding shares of Series A convertible preferred stock were automatically converted into common stock. At December 31, 1996, the Company is authorized to issue 5,000,000 shares of undesignated preferred stock.

9. EQUITY PLANS

Stock Option Plans

     In 1989, the Company adopted the 1989 Stock Option Plan (the "1989 Plan") which provides for the issuance of up to 2,000,000 shares of the Company's common stock. Options may be granted under the 1989 Plan to employees, officers and directors of the Company. In 1993, the Company adopted the 1993 Equity Incentive Plan (the "1993 Plan") which provides for the issuance of up to 2,200,000 shares of the Company's common stock. The 1993 Plan authorizes the award of options, stock bonuses and opportunities to purchase restricted stock. The 1989 Plan was terminated upon the adoption of the 1993 Plan. Incentive stock options may be granted at a price not less than the fair market value of the stock (110% of the fair market value for options granted to stockholders owning 10% or more of the voting stock) at the date of the grant. Restricted stock may be granted at not less than 85% of the fair market value of the common stock at the date of grant. Options expire ten years from the date of grant (five years for options issued to owners of 10% or more of the voting stock) and vest over a five-year period.

     In August 1995, the Company's board of directors authorized an increase in the number of shares available for grant under the 1993 Plan by 2,000,000 shares. In addition, the Company's board of directors adopted the 1995 Directors Stock Option Plan which authorized the issuance of 150,000 shares. This Plan provides for each outside director to be granted an option to purchase 20,000 of common stock on the date on which such person first becomes an outside Director following the effective date of the Director Option Plan and, annually thereafter, an option to purchase 5,000 shares of common stock. The exercise price of such options will be the fair market value at the date of grant. The initial options vest over 4 years. Through December 31, 1996, 50,000 shares have been granted under this plan.


     Incentive and nonqualified stock option activity under the above-mentioned Plans is as follows:

                                                                    SHARES UNDER OUTSTANDING OPTIONS
                                                  SHARES AVAILABLE  --------------------------------
                                                     FOR GRANT        SHARES               PRICE
                                                  ----------------  ---------         -------------
  Balance at December 31, 1993....................     435,080      1,581,400          $0.01-$ 0.26
     Additional shares authorized for grant.......   1,376,682             --
     Options granted..............................  (1,056,962)     1,056,962          $ 0.01-$1.25
     Options exercised............................          --       (537,392)         $ 0.01-$0.26
     Options canceled.............................      14,808        (14,808)             $0.24
                                                    ----------      ---------          ------------
  Balance at December 31, 1994....................     769,608      2,086,162          $0.01-$ 1.25
     Additional shares authorized for grant.......   2,243,285             --
     Options granted..............................  (1,266,459)     1,266,459          $0.01-$14.00
     Options exercised............................          --       (822,838)         $0.01-$ 1.25
     Options canceled.............................     261,521       (261,521)         $0.01-$ 4.50
                                                    ----------      ---------          ------------
  Balance at December 31, 1995....................   2,007,955      2,268,262          $0.01-$14.00
     Options granted..............................    (845,016)       845,016          $0.03-$31.50
     Options exercised............................          --       (541,597)         $0.03-$ 7.20
     Options canceled.............................     157,531       (159,760)         $0.13-$ 7.20
                                                    ----------      ---------          ------------
  Balance at December 31, 1996....................   1,320,470      2,411,921          $0.03-$31.50
                                                    ==========      =========          ============

    At December 31, 1996, options to acquire 416,762 shares were exerciseable (December 31, 1995, 333,016).

    The following table summarizes information about fixed options outstanding at December 31, 1996:

                                  Options Outstanding                                         Options Exerciseable
----------------------------------------------------------------------------------  ----------------------------------------------

                             Number         Weighted Average    Weighted Average
              Range of     Outstanding         Remaining           Exercise              Number        Weighted
              Exercise      December 31,
               Prices         1996          Contractual Life        Price             Exerciseable      Average
 $   0.03 -    $ 1.25       859,168               7.37              $ 0.70                  252,380     $       0.47
 $   1.38 -    $ 5.50       499,099               8.34              $ 2.37                  120,873     $       2.44
 $   6.50 -    $14.13       492,354               8.91              $10.86                   43,509     $       8.24
 $  15.25 -    $31.25       561,300               9.74              $25.70                        -     $          -
                        -----------      -------------              ------                ---------     ------------
 $   0.03 -    $31.25     2,411,921               8.44              $ 8.93                  416,762     $       1.86
                        -----------      -------------              ------                ---------     ------------

Employee Stock Purchase Plan

     In August 1995, the Company's board of directors adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") which authorizes the issuance of 150,000 shares of common stock. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the date of grant or the purchase date. There were no shares issued under the Purchase Plan during 1995 and 89,148 shares were issued under the Purchase Plan during 1996.

Deferred Compensation

     The Company has recorded deferred compensation expense of $580,100 for the difference between the grant price and the deemed fair market value of certain of the Company's common stock options granted in 1995. In 1995, $109,277 of deferred compensation was canceled due to employee terminations. This amount is being amortized over the vesting period of the individual options, generally five years. Compensation expense recognized in 1996 totaled $95,206. At December 31, 1996 deferred compensation totaled $309,420.

Stock-Based Compensation

     As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation' (FASB 123), the company has elected to follow Accounting Principles Board Opinion N0. 25, "Accounting for Stock Issued to Employees" (APB
25) in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

     Pro forma information regarding net income and earnings per share is required by FASB 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:


                                  OPTIONS       ESPP
                          ----------------   -----------
                          1995      1996     1995   1996
                          ----    --------   ----   ----
Expected life (years)      3.8        3.8     0.5    0.5
Expected volatility       0.58       0.58     0.68   0.68
Risk-free interest rate   6.29%      6.09%    6.09%  5.23%


     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows (in thousands except for earnings per share information):

                                              1995          1996
                                            ----------    ----------

Net income                   As reported    $1,328,887    $5,271,660
                                            ==========    ==========

                             Pro forma      $1,086,482    $4,006,209
                                            ==========    ==========

Primary earnings per share   As reported    $     0.11    $     0.36
                                            ==========    ==========

                             Pro forma      $     0.09    $     0.27
                                            ==========    ==========

     Because FASB 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

     The weighted average fair value of options granted during 1996 was $22.01 per share.

     The weighted average fair value of the employees stock purchase rights granted during 1996 was $26.32 per share.

10. COMMITMENTS

FACILITY LEASES

     The Company leases office facilities under noncancelable operating leases. In addition to monthly rent, the Company is responsible for the payment of certain operating costs. Rent expense was approximately $439,615, $704,253 and $1,053,963 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Future minimum lease payments are as follows:

              YEAR ENDING
              DECEMBER 31
              -----------
 1997.....    $  840,927
 1998.....       744,177
 1999.....       670,002
 2000.....       326,366
              ----------
              $2,581,472
              ==========


11. EXPORT SALES

     The Company markets its products in the United States and in foreign countries through its sales personnel and distributors. The Company's export sales are as follows:


                            YEARS ENDED DECEMBER 31,
                    -----------------------------------------
                        1994           1995           1996
                    -----------   ------------   ------------
     Europe......    $2,075,822    $ 3,952,658    $ 6,557,912
     Asia........     2,101,585      3,600,552      4,895,815
     Canada......     3,628,349      3,700,686      3,764,581
     Other.......       108,967         52,267            ---
                     ----------    -----------    -----------
         Total...    $7,914,723    $11,306,163    $15,218,308
                     ==========    ===========    ===========


12. EMPLOYEE BENEFIT PLAN

     The Company has a deferred contribution plan which covers substantially all employees over the age of 21 completing at least one year of service. Company contributions to the Plan are determined annually at the discretion of the board of directors and vest over six years of service. Employee contributions are fully vested at all times. Employer contributions for 1994 were $285,000. No employer contributions were made in 1995 or 1996.

13. PURCHASE RIGHTS

     The Company has included purchase right provisions in certain of its OEM agreements. Generally, pursuant to these provisions, the Company must notify such OEMs whenever the Company intends to accept certain third-party offers to acquire an interest in the Company, whereupon the OEM has the opportunity to enter a competing bid.

     In May 1996, in connection with certain marketing and development agreements entered into by the Company with Synopsys, Inc. ("Synopsys"), Synopsys purchased 1,206,542 shares of the Company's Common Stock from the Company and certain of its stockholders. In connection with the marketing and development agreements with, and the equity investment by, Synopsys, the Company also granted Synopsys certain rights to maintain its percentage ownership interest in the Company.

14. CADENCE MERGER

     On October 28, 1996, CCT entered into an Agreement and Plan of Merger and Reorganization (the "Reorganization Agreement") with Cadence Design Systems, Inc., a Delaware corporation and a leading supplier of business solutions for the design of electronic components and systems ("Cadence"), pursuant to which, upon fulfillment or waiver of certain conditions, CCT will become a wholly owned subsidiary of Cadence in a stock-for-stock merger that is expected to be tax free and accounted for as a pooling of interests (the "Merger"). On January 24, 1997, at a special meeting of the stockholders of the Company, the stockholders approved and adopted the Reorganization Agreement and approved the Merger. Upon consummation of the proposed Merger, each outstanding share of Common Stock of the Company will be converted into the right to receive eighty-five hundredths (0.85) of a share of common stock of Cadence. In accordance with the same conversion ratio, each option to purchase shares of CCT common stock will be assumed by Cadence and will be converted into an option to purchase that number of shares of Cadence common stock. Based on the number of outstanding shares of CCT common stock and CCT options on October 28, 1996, it is anticipated that Cadence will issue approximately 11.0 million shares of Cadence common stock and assume employee stock options to purchase approximately 1.9 million shares of Cadence common stock.

     Pursuant to the Reorganization Agreement, the Company has agreed not to pay dividends without the consent of Cadence. The Merger is subject to certain conditions, including the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). There can be no assurance that such conditions will be satisfied or waived and, accordingly, there can be no assurance that the Merger will be consummated. On January 3, 1997, CCT and Cadence announced that they each had received requests for additional information from the United States Federal Trade Commission (the "FTC") with respect to the Merger. The FTC action has the effect of extending the waiting period under the HSR Act applicable to the Merger. Both Cadence and CCT have provided such additional information to the FTC and the FTC is continuing to evaluate the Merger.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company, and their ages as of December 31, 1996 are as follows:

NAME                            AGE                 POSITION
----                            ---                 --------
John R. Harding                  41     President, Chief Executive Officer and Director
John F. Cooper                   57     Chief Technical Officer and Chairman of the Board
David Chyan                      43     Executive Vice President, Product Development and Director
Robert D. Selvi                  40     Vice President and Chief Financial Officer
William J. Portelli              39     Vice President, Marketing
Mary I. Cooper                   55     Secretary and Director
James R. Fiebiger (1)(2)         55     Director
Yoshikazu Hori (1)(2)            59     Director


-----------------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

     Mr. Harding has served as President and Chief Executive Officer of the Company since he joined the Company in December 1994 and as a director since September 1995. Before joining the Company, Mr. Harding was with Zycad Corporation ("Zycad"), an EDA company, as Executive Vice President, Worldwide Sales and Marketing, from January 1992 to October 1994, as President, Protocol Services Division from January 1990 to December 1991, and in various other management positions from January 1984 to January 1990. Prior to January 1984, Mr. Harding was employed by TXL Corporation, an equipment financing company, and by IBM. Mr. Harding received a Bachelor of Arts in Chemistry and Economics from Drew University in 1977.

     Mr. Cooper founded the Company together with Mr. Chyan in January 1989 and serves the Company as Chairman of the Board and Chief Technical Officer. From January 1989 to December 1994, Mr. Cooper was President of the Company. He has served as a director since 1989. Mr. Cooper was an Engineering Director at Mentor Graphics from December 1983 to December 1988, where he initiated development of the BOARDSTATION product line and, with Mr. Chyan, developed the BOARDSTATION autorouter. Mr. Cooper also worked for IBM in various engineering positions from June 1961 to December 1983. Mr. Cooper received a Bachelor of Science in Electrical Engineering from Clarkson University in 1961. Mr. Cooper is the husband of Mary Cooper.

     Mr. Chyan, the Company's Executive Vice President, Product Development, founded the Company together with Mr. Cooper in January 1989. He has served as a director since 1989. Mr. Chyan was a member of the senior technical staff at Mentor Graphics from October 1983 to December 1988, where he was employed in the IC division as a developer of ASIC place and route products and then, with Mr. Cooper, developed the BOARDSTATION autorouter. From January 1979 to October 1983, Mr. Chyan worked for Xerox Corporation in various engineering positions. Mr. Chyan received a Bachelor of Science in Electrical Engineering from National Taiwan University in 1975 and a Master of Science in Computer Science from the University of Southern California in 1979.

     Mr. Selvi joined the Company as Vice President and Chief Financial Officer in April 1995. Prior to joining the Company, Mr. Selvi was Senior Vice President, Operations and Finance and Chief Financial Officer of Claris Corporation, a software subsidiary of Apple Computer, Inc. ("Apple") from February 1992 to April 1995. Mr. Selvi was employed by Apple from October 1982 to February 1992, where he served in a variety of managerial capacities, including, among others, Senior Manager of Corporate Development, Assistant Treasurer and Manager of Financial Services. Prior to that time, Mr. Selvi held management positions with Diasonics, Inc., a medical equipment company, and Memorex Corporation. Mr. Selvi received a Bachelor of Science in Finance in 1978 and a Master of Business Administration in 1981, each from Santa Clara University.

     Mr. Portelli joined the Company in March 1995 as Vice President, Sales and Marketing. Prior to joining the Company, Mr. Portelli was with Zycad as Vice President, Sales and Marketing from January 1992 to March 1995 serving concurrently as Vice President and General Manager of the Rapid Prototyping Services Division and the Protocol Services Division of Zycad from June 1993 to March 1995, and in various technical and sales positions from October 1983 to December 1991. Prior to that time, Mr. Portelli worked for General Instruments in various design and design engineering management positions. Mr. Portelli received a Bachelor of Science in Electrical Engineering from Rutgers University in 1979.

     Ms. Cooper has served as the Company's Secretary since January 1989. In addition, form April 1995 to December 1995, Ms. Cooper served as the Company's Vice President, Administration, and from January 1989 to April 1995, Ms. Cooper served as the Company's Chief Financial Officer. She has served as a director of the Company since January 1989. Ms. Cooper is the wife of John Cooper.

     Dr. Fiebiger has served as a director of the Company since September 1995. Dr. Fiebiger has served as the Chairman of the Board and Managing Director of Thunderbird Technology, Inc., a technology licensing company, since August 1994. Previously, he served as a consultant to and President and Chief Operating Officer of VLSI Logic, Inc., an integrated circuit design company. Dr. Fiebiger is also a director of Zycad and Mentor Graphics, both of which are EDA companies. Dr. Fiebiger received a Bachelor of Science, a Master of Science and a Doctor of Science in Electrical Engineering in 1964, 1966 and 1970, respectively, all from the University of California at Berkeley.

     Mr. Hori has served as a director of the Company since October 1995. Mr. Hori has been president of Cray Research Japan Ltd., a supercomputer manufacturer, since 1987. Upon the recent acquistion of Cray by Silicon Graphics Inc., he became Chairman of Nihon Silicon Graphics-Cray K.K. Previous positions include senior managing director for Nippon Fairchild KK and board member and general manager of sales and marketing of Molex Japan Inc.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock ("10% Stockholders"), to file with the Securities and Exchange Commission ("SEC") initial reports of ownership on a Form 3 and reports of changes in ownership of Common Stock and other equity securities of the Company on a Form 4 or Form 5. Officers, directors and 10% Stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of fiscal 1994, 1995 and 1996 to the Chief Executive Officer and the four highest compensated executive officers other than the chief executive officer (collectively the "Named Executive Officers"). This information includes the dollar values of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                          SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM              ALL OTHER
                                                                                COMPENSATION            COMPENSATION
                                               ANNUAL COMPENSATION                 AWARDS                    ($)
                                     ----------------------------------------   ------------   ----------------------------
                                                                 OTHER ANNUAL    SECURITIES        401(K)          LIFE
NAME AND PRINCIPAL                                     BONUS     COMPENSATION    UNDERLYING    CONTRIBUTIONS     INSURANCE
POSITION (1)                   YEAR       SALARY ($)    ($)          ($)           OPTIONS          (2)         PREMIUMS (3)
----------------------------------------------------------------------------------------------------------------------------
John R. Harding                1996        239,180    207,926        --                  --            --              --
President and                  1995        158,400    100,000        --                  --            --              --
Chief Executive Officer        1994         19,450         --        --             400,000            --              --

John F. Cooper                 1996        166,929    129,630        --                  --            --          68,060
Chief Technical Officer        1995        158,400    100,000        --                  --            --          69,830
                               1994        547,114         --        --                  --        14,838          84,045

David Chyan                    1996        174,849    129,630        --                  --            --          25,227
Executive Vice President,      1995        158,400    100,000        --                  --            --          25,902
Product Development            1994        596,152         --        --                  --        16,830          31,912

Robert D. Selvi                1996        174,123    124,185        --              30,000            --              --
Vice President and             1995         93,750     33,335        --             150,000            --              --
Chief Financial Officer        1994             --         --        --                  --            --              --

William J. Portelli (4)        1996        207,342    129,815        --              30,000            --              --
Vice President,                1995        132,623     60,000        --             150,000            --              --
Marketing                      1994             --         --        --                  --            --              --


--------------
(1) Messrs. Harding, Selvi and Portelli, were hired by the Company in December 1994, April 1995 and March 1995, respectively.

(2) Amounts in this column represent matching contributions made by the Company to the executive officer's 401(k) account. Amounts deferred pursuant to the Company's 401(k) plan at the election of an executive officer are included in such executive officer's salary.

(3) Amounts in this column represent the dollar value of life insurance premiums paid by the Company for both term life insurance and split-dollar life insurance. The full dollar value of the premiums paid by the Company is included for split-dollar life insurance. The premiums reported paid on behalf of Mr. Cooper include premiums for a split-dollar last-survivor life insurance policy for both Mr. Cooper and Ms. Cooper. Ms. Cooper is Secretary and a Director of the Company, and is Mr. Cooper's spouse.

(4) Mr. Portelli's salary includes cost of living adjustments associated with his relocation to California of $9,000 and $34,500 for 1995 and 1996, respectively.

STOCK OPTIONS AND OPTION GRANTS IN FISCAL 1996

     The following table sets forth further information concerning option grants during the fiscal year ended December 31, 1996 to each of the Named Executive Officers.


                         OPTION GRANTS IN FISCAL 1996

                                                                                   POTENTIAL REALIZABLE VALUE
                                                                                   AT ASSUMED ANNUAL RATES OF
                                                                                    STOCK PRICE APPRECIATION
                                             INDIVIDUAL GRANTS                        FOR OPTION TERM (1)
                              ------------------------------------------------     ---------------------------
                                          % of Total
                                           Options
                              Options     Granted to    Exercise
                              Granted    Employees in    Price      Expiration
  Name                          (#)      Fiscal Year     ($/Sh)        Date           5% ($)          10% ($)
  ----                          --       -----------     ------        ----           ------          -------
John R. Harding                   --         --             --            --           --              --
John F. Cooper                    --         --             --            --           --              --
David Chyan                       --         --             --            --           --              --
Robert D. Selvi               30,000          4%         $13.375      04/12/06     $252,344          $639,489
William J. Portelli           30,000          4%         $13.375      04/12/06     $252,344          $639,489

----------
(1) The 5% and 10% assumed annual rates of compounded stock appreciation are mandated by the rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information regarding the exercise of options by each of the Named Executive Officers during fiscal 1996, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both the exerciseable and unexerciseable stock options as of December 31, 1996.



  AGGREGATE OPTION EXERCISES IN FISCAL 1996 AND FISCAL YEAR-END OPTION VALUES

                                                                                                         VALUE OF UNEXERCISED
                                                                    NUMBER OF UNEXERCISED                IN-THE-MONEY OPTIONS
                                                                     OPTIONS AT 12/31/96                  AT 12/31/96 ($)(2)
                         SHARES ACQUIRED    AGGREGATE VALUE   EXERCISEABLE       UNEXERCISEABLE   EXERCISEABLE       UNEXERCISEABLE
   NAME                  ON EXERCISE (#)    REALIZED ($)(1)   ---------------------------------   ----------------------------------
   ----
John R. Harding                  108,350       $2,448,022              31,650           240,000          $996,975         $7,560,000

John F. Cooper                        --               --                  --                --                --                 --

David Chyan                           --               --                  --                --                --                 --

Robert D. Selvi                   22,500       $  345,938              27,500           130,000          $859,375         $3,706,250

William J. Portelli               22,500       $  345,938              30,000           127,500          $937,500         $3,628,125

-------------
(1) Based on the fair market value of the shares on the exercise date less the exercise price paid for the shares.

(2) Based on the fair market value of the option shares at fiscal-year end less the exercise price.

DIRECTORS' COMPENSATION

     The Company reimburses the members of its Board for reasonable expenses
associated with their attendance at Board meetings.    In August 1995, the
Company adopted the 1995 Directors Stock Option Plan (the "Directors Plan") and reserved a total of 150,000 shares of the Company's Common Stock for issuance thereunder. The Company's stockholders approved the Directors Plan in September 1995. Members of the Board who are not employees of the Company or any parent, subsidiary or affiliate of the Company are eligible to participate in the Directors Plan. Each eligible director who becomes a member of the Board will automatically be granted an option for 20,000 shares on the date such director first becomes a director. Also at each annual meeting of the Company, each director who remains on the Board and has continuously served as a member of the Board since the date of such director's initial grant will automatically be granted a subsequent option for 5,000 shares. All options granted under the Directors Plan will have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant and will vest as to 25% of the shares on each of the first four anniversaries of the grant date.

EMPLOYMENT AGREEMENT

     On December 1, 1994, the Company entered into an employment agreement with John R. Harding pursuant to which he serves as its President and Chief Executive Officer. The agreement will expire on November 30, 2005, with an automatic extension for an additional year unless either party gives notice 30 days prior to that date of an intent to terminate the agreement. The agreement provides for a base salary of $158,400 and eligibility for an annual performance-based bonus targeted at $100,000. In addition, pursuant to the agreement, Mr. Harding received options to purchase 400,000 shares of the Company's Common Stock at an exercise price of $1.25 per share (the then-current fair market value of the Company's Common Stock) that vest as to 20% after the first year and then as to one-sixtieth of the shares each month thereafter. At the Effective Time of the Merger with Cadence, or in the event of any other change in control of the Company, the options will become 100% vested and exerciseable and, pursuant to the agreement, on the effective date of the Company's initial public offering, 20,000 shares became exerciseable from among the shares that would have vested after the first year. The agreement also includes a noncompetition covenant effective until one year after Mr. Harding's employment with the Company is terminated, pursuant to which Mr. Harding has agreed not to solicit the Company's customers or employees. Mr. Harding may terminate his employment with the Company upon one month's written notice, in which case he will be paid all compensation (including base salary and prorated bonus) due him to the date of termination. The Company may terminate Mr. Harding's employment with cause upon three days written notice and without cause upon one month's written notice, in which case Mr. Harding will be paid all compensation (including base salary and prorated bonus) due him to the date of termination and will receive base salary for a period of twelve months after the date of termination. See also Item 1, "Business--Merger with Cadence Design Systems, Inc.--Employment Agreements," and "--Noncompetition Agreements."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors (the "Committee") consists of Messrs. Fiebiger and Hori, neither of whom has been or is an officer or an employee of the Company. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 17, 1997, known to the Company regarding beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each of the Company's directors,
(iii) the Company's executive officers and (iv) all executive officers and directors as a group.




                                         AMOUNT AND NATURE
 NAME AND ADDRESS                          OF BENEFICIAL
OF BENEFICIAL OWNER                         OWNERSHIP(1)       PERCENT OF CLASS
-------------------                     --------------------   -----------------
Cadence Design Systems, Inc. (2).....           4,870,909            36.9%
2655 Seely Road, Building 5
San Jose, California 95134
John F. and Mary I. Cooper (3).......           2,352,750            17.8%
1601 South De Anza Boulevard
Cupertino, California 95014
David Chyan (4)......................           2,496,000            18.9%
1601 South De Anza Boulevard
Cupertino, California 95014
Synopsys, Inc........................             988,361             7.5%
700 Middlefield Road
Mountain View, California 94043
John R. Harding (5)..................              68,487              *
Robert D. Selvi (6)..................              46,508              *
William J. Portelli (7)..............              49,526              *
Yoshikazu Hori (8)...................               5,000              *
James R. Fiebiger (9)................               5,000              *
All current officers and directors
as a group (8 persons)...............           5,023,271            37.6%
---------------------

*Less than 1%.
(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exerciseable or exerciseable within 60 days of March 17, 1997 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents shares subject to the Cadence Voting Agreements between Cadence and each of Messrs. Cooper, Chyan, Harding, Selvi and Portelli whereby each agreed, among other things, to vote his shares of Common Stock in favor of the Merger. Also represents shares subject to the Cadence Option Agreements between Cadence and each of Messrs. Cooper and Chyan granting to Cadence an irrevocable option to purchase any and all of the Common Stock that each beneficially owns upon the occurrence of certain events. See
     Item 1, "Business--Merger with Cadence Design Systems, Inc."

(3) Mr. and Ms. Cooper are husband and wife. Mr. Cooper, the Chairman of the Board of Directors and the Chief Technical Officer of the Company, is record owner of 2,297,750 shares of Common Stock. Ms. Cooper, a director and Secretary of the Company, is the record owner of 55,000 shares of Common Stock.

(4) Includes 80,000 shares of Common Stock held by Janet Chyan, Mr. Chyan's wife. Mr. Chyan is a director and Executive Vice President, Product Development of the Company.

(5) Includes 64,983 shares of Common Stock that Mr. Harding may acquire upon the exercise of options exerciseable within 60 days of March 17, 1997.
     Does not include options held by Mr. Harding to acquire an additional 206,667 shares of Common Stock that will become immediately exerciseable as of the Effective Time of the Merger with Cadence but that would not otherwise be exerciseable within 60 days of March 17, 1997. Mr. Harding is a director and is President and Chief Executive Officer of the Company.

(6) Includes 44,000 shares of Common Stock that Mr. Selvi may acquire upon the exercise of options exerciseable within 60 days of March 17, 1997. Does not include options held by Mr. Selvi to acquire an additional 5,500 shares of Common Stock that will become immediately exerciseable as of the Effective Time of the Merger with Cadence but that would not otherwise be exerciseable within 60 days of March 17, 1997. Mr. Selvi is a Vice President and the Chief Financial Officer of the Company.

(7) Includes 46,500 shares of Common Stock that Mr. Portelli may acquire upon the exercise of options exerciseable within 60 days of March 17, 1997. Does not include options held by Mr. Portelli to acquire an additional 3,000 shares of Common Stock that will become immediately exerciseable as of the Effective Time of the Merger with Cadence but that would not otherwise be exerciseable within 60 days of March 17, 1997. Mr. Portelli is Vice President, Sales and Marketing of the Company.

(8) Represents 5,000 shares of Common Stock that Mr. Hori may acquire upon the exercise of options exerciseable within 60 days of March 17, 1997. Does not include options held by Mr. Hori to acquire an additional 20,000 shares of Common Stock that, pursuant to the Company's 1995 Directors' Stock Option Plan, will become immediately exerciseable as of the Effective Time of the Merger with Cadence, but that would not otherwise be exerciseable within 60 days of March 17, 1997. Mr. Hori is a director of the Company.

(9) Represents 5,000 shares of Common Stock that Mr. Fiebiger may acquire upon the exercise of options exerciseable within 60 days of March 17, 1997. Does not include options held by Mr. Fiebiger to acquire an additional 20,000 shares of Common Stock that, pursuant to the Company's 1995 Directors' Stock Option Plan, will become immediately exerciseable as of the Effective Time of the Merger with Cadence but that would not otherwise be exerciseable within 60 days of March 17, 1997. Mr. Fiebiger is a director of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 1996, there has not been, nor is there currently proposed, any transaction or series of transactions to which the Company (or any of its predecessor corporations) was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, or holder of more than 5% of the Company's Common Stock had or will have a direct or indirect material interest other than (i) compensation arrangements, which are described under Item 11, "Executive Compensation" above, (ii) the transactions described in Item 1, "Business--Merger with Cadence Design Systems, Inc." above, and (iii) the transactions described below.

     On May 6, 1996, in connection with certain marketing and development agreements entered into by the Company with Synopsys, Inc. ("Synopsys"), Synopsys purchased 1,206,542 shares of the Common Stock of the Company (representing approximately 9.9% of the then outstanding Common Stock of the Company) at a purchase price of $14.50 per share (the average closing price of the Company's Common Stock over an agreed upon 30-day period). Of these shares, 160,292 were purchased from the Company. The remaining 1,046,250 shares were purchased from the Named Executive Officers as follows: 648,250 were purchased from John F. Cooper, 296,000 were purchased from David Chyan, 57,000 were purchased from John R. Harding, 22,500 were purchased from William Portelli, and 22,500 were purchased from Robert D. Selvi. In connection with the marketing and development agreements with, and the equity investment by, Synopsys, the Company also granted Synopsys certain rights to maintain its percentage ownership interest in the Company by purchasing a pro-rata portion of certain securities issued by the Company from time to time at fair market value. However, until May 6, 1997, Synopsys' purchase price per share of Common Stock of the Company will not exceed $15.00 with respect to up to 242,390 shares of Common Stock purchased pursuant to such rights to maintain its percentage ownership interest.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following financial statements and schedules are filed as part of this report:

                                                        PAGE
                                                        ----
      (a)(1)   Financial Statements
               See index in Part II, Item 8............. 29

      (a)(2)   Financial Statement Schedules
               II - Valuation and Qualifying Accounts... 57

   (a)(3) and (c) Exhibits.
                  --------


        The following exhibits are filed herewith or incorporated by reference:


EXHIBIT
NUMBER          EXHIBIT TITLE
-------         -------------
  2.01     __   Form of Agreement and Plan of Merger between the Company and
                Cooper & Chyan Technology, Inc., a California corporation.(1)

  2.02     __   Agreement and Plan of Reorganization dated as of July 22, 1996 by and between Registrant, CCT Acquisition Corp. and
                UniCAD.(6)**

  2.03     __   Agreement of Merger dated as of August 28, 1996 by and among
                Registrant, CCT Acquisition Corp. and UniCAD.(6)


EXHIBIT
NUMBER          EXHIBIT TITLE
-------         -------------

   2.04   --    Agreement and Plan of Merger and Reorganization dated as of
                October 28, 1996 by and among Registrant, Cadence, and Merger
                Sub.(7)

   3.01   --    Certificate of Incorporation.(1)

   3.02   --    Certificate of Designation.(1)

   3.03   --    Bylaws.(1)

   3.04   --    Certificate of Elimination of Series A Preferred Stock.(2)

   4.01   --    Form of Specimen Certificate for Registrant's Common Stock.(1)

   4.02   --    Rights Agreement dated May 11, 1995.(1)

   4.03   --    Stock Purchase Agreement dated as of May 11, 1995 between the
                Company and Mentor Graphics Corporation.(1)

   4.04   --    Stock Purchase Agreement dated as of May 23, 1995 between the
                Company and Marubeni Hytech Corp.(1)

   4.05   --    Stock Purchase Agreement dated as of May 6, 1996 among Synopsys,
                Inc., the Company, John F. Cooper, David Chyan, John R. Harding,
                William Portelli and Robert D. Selvi.(3)

   4.06   --    Investor Rights Agreement dated as of May 6, 1996 among
                Synopsys, Inc., the Company, John F. Cooper, David Chyan, John
                R. Harding, William Portelli and Robert D. Selvi.(3)

  10.01   --    1989 Stock Option Plan and related documents.(1)

  10.02   --    1993 Equity Incentive Plan, as amended, and related
                documents.(1)

  10.03   --    1995 Directors Stock Option Plan and related documents.(1)

  10.04   --    1995 Employee Stock Purchase Plan and related documents.(1)

  10.05   --    401(k) Plan.(1)

  10.06   --    Employment Agreement dated as of December 1, 1994 between the
                Company and John Harding.(1)

  10.07   --    Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.(1)

  10.08   --    Building Lease dated as of July 14, 1993 between the Company and
                South Bay/Copley Joint Venture, as amended.(1)

  10.09   --    OEM Remarketer Agreement dated as of January 27, 1992, between the Company and Mentor Graphics Corporation, as amended.(1)**

  10.10   --    Promissory Note dated August 8, 1995 evidencing loan to John
                Harding from the Company and schedule of all such notes
                outstanding.(1)

  10.11   --    Common Stock Purchase Agreements dated December 24, 1993,
                between the Company and the David and Janet Chyan Living Trust
                and the John and Mary Cooper Living Trust.(1)

  10.12   --    CBDS License Agreement dated as of July 22, 1996 among Cooper &
                Chyan Technology, Inc., UniCAD, Inc., and Northern Telecom
                Limited.(5)**

  10.13   --    UniCAD, Inc. Stock Option Plan assumed by the Company in
                connection with the acquisition of UniCAD.(4)

  10.14   --    Form of Stock Option Grant for use in connection with UniCAD,
                Inc. Stock Option Plan.(4)

  10.15   --    Form of Shareholders' Agreement for use in connection with
                UniCAD, Inc. Stock Option Plan.(4)

EXHIBIT
NUMBER          EXHIBIT TITLE
-------         -------------

  10.16   --    Form of Cooper & Chyan Technology, Inc. Stock Option Grant for
                assumed UniCAD options.(4)

  10.17   --    Amendment No. 4 to OEM Remarketing Agreement dated as of October
                11, 1996, between the Company and Mentor Graphics
                Corporation.(8)++

  11.01   --    Statement regarding computation of per share earnings.(8)

  21.01   --    Subsidiaries of the Company.(8)

  23.01   --    Consent of Ernst & Young LLP, Independent Auditors.(8)

  23.02   --    Consent of Deloitte & Touche, Independent Auditors.(8)

  24.01   --    Power of Attorney (see page 56 of this Form 10-K).

  27.01   --    Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

  99.01   --    Form of Voting Agreement dated as of October 28, 1996 by and between Cadence and each of John F. Cooper, David Chyan, John R.
                Harding, Robert D. Selvi, and William J. Portelli.(7)

  99.02   --    Option Agreement dated as of November 2, 1996 by and between
                Cadence and John F. Cooper.(7)

  99.03   --    Option Agreement dated as of November 2, 1996 by and between
                Cadence and David Chyan.(7)

--------------------

(1) Incorporated by reference to the Company's Form S-1 Registration Statement declared effective October 30, 1995 (File No. 33-96640).

(2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.

(3) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 1996.

(4) Incorporated by reference to the Company's Form S-8 Registration Statement filed September 2, 1996 (File No. 333-11279).

(5) Incorporated by reference to Exhibit I of Exhibit 2.01 of the Company's Form 8-K/A filed with the Securities and Exchange Commission on November 12, 1996.

(6) Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on November 12, 1996.

(7) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 12, 1996.

(8)  Filed herewith.

** Confidential treatment was received with respect to certain portions of these exhibits. Such portions have been filed separately with the Securities and Exchange Commission.

++ Confidential treatment has been requested with respect to certain portions of this exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.


(b)  Reports on Form 8-K.
     -------------------

     The Company filed a report on Form 8-K on September 12, 1996 to report the Company's acquisition of UniCAD and filed an amendment to such report on Form 8-K/A on November 12, 1996 to include the required financial statements of UniCAD and the required pro-forma financial information.

     The Company filed a report on Form 8-K on November 12, 1996 to report that the Company had signed a definitive agreement to be acquired by Cadence.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on the 28th day of March 1997.

                              COOPER & CHYAN TECHNOLOGY, INC.


                              By:  /s/ John R. Harding
                                  --------------------
                                  John R. Harding
                                  President, Chief Executive Officer and
                                  Director

     Each person whose signature appears below constitutes and appoints John R. Harding, and Robert D. Selvi, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                              TITLE                       DATE
----                                              -----                       ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ John R. Harding                 President, Chief Executive Officer   March 28, 1997
---------------------------------   and Director
John R. Harding

PRINCIPAL FINANCIAL AND
PRINCIPAL ACCOUNTING OFFICER:


/s/ Robert D. Selvi                 Vice President and                   March 28, 1997
---------------------------------   Chief Financial Officer
Robert D. Selvi

ADDITIONAL DIRECTORS:


/s/ David Chyan                     Executive Vice President, Product    March 28, 1997
---------------------------------   Development and Director
David Chyan


/s/ John F. Cooper                  Chairman of the Board and            March 28, 1997
---------------------------------   Chief Technical Officer
John F. Cooper


/s/ Mary I. Cooper                  Secretary and Director               March 28, 1997
---------------------------------
Mary I. Cooper

/s/ James R. Fiebiger                Director                            March 28, 1997
---------------------------------
James R. Fiebiger

/s/ Yoshikazu Hori                   Director                            March 28, 1997
---------------------------------
Yoshikazu Hori


                                  SCHEDULE II
                                  -----------


                        COOPER & CHYAN TECHNOLOGY INC.

                       VALUATION AND QUALIFYING ACCOUNTS




                                 Balance      Charged
 Allowance for Uncollectible        at       to Costs                    Balance
 Amounts for the Fiscal         Beginning       and      Deductions      at End
 Years Ended December 31        of Period    Expenses   (write-offs)    of Period
---------------------------------------------------------------------------------
            1994                 $ --          $ --       $ --            $ --
            1995                 $ --          $329,945   $ --            $329,945
            1996                 $329,945      $740,526   $(272,045)      $798,426

                                 EXHIBIT INDEX

EXHIBIT                                                                                PAGE
NUMBER        EXHIBIT TITLE                                                           NUMBER
-------       -------------                                                           ------
   2.01   --  Form of Agreement and Plan of Merger between the Company and
              Cooper & Chyan Technology, Inc., a California corporation.(1)

   2.02   --  Agreement and Plan of Reorganization dated as of July 22, 1996 by and between Registrant, CCT Acquisition Corp. and UniCAD.(6)**

   2.03   --  Agreement of Merger dated as of August 28, 1996 by and among
              Registrant, CCT Acquisition Corp. and UniCAD.(6)

   2.04   --  Agreement and Plan of Merger and Reorganization dated as of
              October 28, 1996 by and among Registrant, Cadence, and Merger
              Sub.(7)

   3.01   --  Certificate of Incorporation.(1)

   3.02   --  Certificate of Designation.(1)

   3.03   --  Bylaws.(1)

   3.04   --  Certificate of Elimination of Series A Preferred Stock.(2)

   4.01   --  Form of Specimen Certificate for Registrant's Common Stock.(1)

   4.02   --  Rights Agreement dated May 11, 1995.(1)

   4.03   --  Stock Purchase Agreement dated as of May 11, 1995 between the
              Company and Mentor Graphics Corporation.(1)

   4.04   --  Stock Purchase Agreement dated as of May 23, 1995 between the
              Company and Marubeni Hytech Corp.(1)

   4.05   --  Stock Purchase Agreement dated as of May 6, 1996 among Synopsys,
              Inc., the Company, John F. Cooper, David Chyan, John R. Harding,
              William Portelli and Robert D. Selvi.(3)

   4.06   --  Investor Rights Agreement dated as of May 6, 1996 among Synopsys,
              Inc., the Company, John F. Cooper, David Chyan, John R. Harding,
              William Portelli and Robert D. Selvi.(3)

  10.01   --  1989 Stock Option Plan and related documents.(1)

  10.02   --  1993 Equity Incentive Plan, as amended, and related documents.(1)

  10.03   --  1995 Directors Stock Option Plan and related documents.(1)

  10.04   --  1995 Employee Stock Purchase Plan and related documents.(1)

  10.05   --  401(k) Plan.(1)

  10.06   --  Employment Agreement dated as of December 1, 1994 between the
              Company and John Harding.(1)

  10.07   --  Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.(1)

  10.08   --  Building Lease dated as of July 14, 1993 between the Company and
              South Bay/Copley Joint Venture, as amended.(1)

  10.09   --  OEM Remarketer Agreement dated as of January 27, 1992, between the
              Company and Mentor Graphics Corporation, as amended.(1)**

  10.10   --  Promissory Note dated August 8, 1995 evidencing loan to John
              Harding from the Company and schedule of all such notes outstanding.(1)



EXHIBIT                                                                                   PAGE
NUMBER    EXHIBIT TITLE                                                                   NUMBER
-------   -------------                                                                   ------
  10.11   --  Common Stock Purchase Agreements dated December 24, 1993, between the Company and the David and Janet Chyan Living Trust and the
              John and Mary Cooper Living Trust.(1)

  10.12   --  CBDS License Agreement dated as of July 22, 1996 among Cooper &
              Chyan Technology, Inc., UniCAD, Inc., and Northern Telecom
              Limited.(5)**

  10.13   --  UniCAD, Inc. Stock Option Plan assumed by the Company in connection with the acquisition of UniCAD.(4)

  10.14   --  Form of Stock Option Grant for use in connection with UniCAD, Inc.
              Stock Option Plan.(4)

  10.15   --  Form of Shareholders' Agreement for use in connection with UniCAD,
              Inc. Stock Option Plan.(4)

  10.16   --  Form of Cooper & Chyan Technology, Inc. Stock Option Grant
              evidencing assumed UniCAD options.(4)

  10.17   --  Amendment No. 4 to OEM Remarketing Agreement dated as of October
              11, 1996, between the Company and Mentor Graphics
              Corporation.(8)++....................................................        62

  11.01   --  Statement regarding computation of per share earnings.(8)............        71

  21.01   --  Subsidiaries of the Company.(8)......................................        72

  23.01   --  Consent of Ernst & Young LLP, Independent Auditors.(8)...............        73

  23.02   --  Consent of Deloitte & Touche, Independent Auditors.(8)...............        74

  24.01   --  Power of Attorney (see page 56 of this Form 10-K).

  27.01   --  Financial Data Schedule, which is submitted electronically to the
              Securities and Exchange Commission for information only and is not filed.

  99.01   --  Form of Voting Agreement dated as of October 28, 1996 by and between Cadence and each of John F. Cooper, David Chyan, John R.
              Harding, Robert D. Selvi, and William J. Portelli.(7)

  99.02   --  Option Agreement dated as of November 2, 1996 by and between
              Cadence and John F. Cooper.(7)

  99.03   --  Option Agreement dated as of November 2, 1996 by and between
              Cadence and David Chyan.(7)

---------------
(1) Incorporated by reference to the Company's Form S-1 Registration Statement declared effective October 30, 1995 (File No. 33-96640).

(2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.

(3) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 1996.

(4) Incorporated by reference to the Company's Form S-8 Registration Statement filed September 2, 1996 (File No. 333-11279)

(5) Incorporated by reference to Exhibit I of Exhibit 2.01 of the Company's Form 8-K/A filed with the Securities and Exchange Commission on November 12, 1996.

(6) Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on November 12, 1996.

(7) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 12, 1996.

(8)  Filed herewith.

** Confidential treatment was received with respect to certain portions of these exhibits. Such portions have been filed separately with the Securities and Exchange Commission.

++ Confidential treatment has been requested with respect to certain portions of this exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.